Form 10-K
period 2005-12-31
CapitalSouth Bancorp
filed 2006-03-30
CIK 1338977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51660

CAPITALSOUTH BANCORP

(Exact name of registrant as specified in its charter)

Delaware	63-1026645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Woodcrest Place, Suite 200 Birmingham, Alabama	35209
(Address of principal executive offices)	(Zip Code)

(205) 870-1939

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of each class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The Registrant’s common stock began trading on the Nasdaq National Market on December 13, 2005 and was not traded on the last business day of the Registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the Registrant was $46,280,824.40 at March 22, 2006 based on the closing sale price of $21.10 per share for the common stock on such date on the Nasdaq National Market.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 22, 2006
Common Stock, $1.00 par value per share	2,958,715 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2006 (Proxy Statement)	Part III

CAPITALSOUTH BANCORP

2005 FORM 10-K ANNUAL REPORT

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this Annual Report on Form 10-K and in other documents that we incorporate by reference into this report, including matters discussed under the caption “Management’s Discussion And Analysis Of Financial Condition And Results Of Operation” on page 35, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. We intend these forward-looking statements to be covered by the safe harbor provisions for “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we include this statement for purposes of these safe harbor provisions. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future economic conditions, including inflation or a decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report on page 21.

Item 1    BUSINESS

CapitalSouth Bancorp

We are a bank holding company headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiaries, we operate nine full service banking offices located in the metropolitan areas of Birmingham, Huntsville and Montgomery, Alabama, and Jacksonville, Florida. We also, as of December 31, 2005, operate commercial loan production offices in Atlanta, Georgia, and Tampa and Ft. Lauderdale, Florida through our bank subsidiaries. We have focused upon serving the needs of the Latino population in Birmingham, Alabama through our “Banco Hispano” branded branches.

We were originally incorporated as a Delaware corporation in 1990 under the name Financial Investors of the South, Inc. We operated under that name until September 2005, when we changed our name to CapitalSouth Bancorp.

In 1992, we acquired all of the capital stock of our bank subsidiary, CapitalSouth Bank, at which time we became a registered bank holding company. CapitalSouth Bank was chartered in 1975 as an Alabama banking corporation headquartered in Fultondale, Alabama under the name Bank of Alabama. In 1994, we relocated the charter and headquarters of Bank of Alabama to Birmingham, Alabama. Bank of Alabama operated under that name until September 2005 when we changed the name to CapitalSouth Bank to better reflect our expansion outside the state of Alabama.

In 2001, we chartered a second bank subsidiary known as Capital Bank. Capital Bank is an Alabama banking corporation headquartered in Montgomery, Alabama. Capital Bank has a Board of Directors that differs somewhat in makeup from the Board of Directors of CapitalSouth and CapitalSouth Bank to allow us to better capitalize on business relationships and contacts of directors in the Montgomery marketplace.

From December 31, 2001 to December 31, 2005, we have achieved strong internal growth. Other than a recent transaction in which we obtained the legal authority to branch in Florida (but acquired no loans, tangible assets or deposits), we have not engaged in any bank acquisitions. Specifically, during this period we have:

•	increased our total assets from $221.9 million to $423.5 million;

•	increased our total deposits from $151.8 million to $329.4 million;

•	increased our total net loans from $139.3 million to $323.3 million;

•	expanded our branch network from two to nine banking offices; and

•	opened three loan production offices in Atlanta, Georgia and Tampa and Fort Lauderdale, Florida.

Our business is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan markets we serve. Through our subsidiaries, CapitalSouth Bank and Capital Bank, we offer a range of commercial banking services. Our lending focuses upon loans that are secured primarily by single and multi-family real estate, residential construction loans, loans secured by owner-occupied commercial buildings and other types of commercial loans to a variety of small and medium-sized businesses for a variety of purposes. Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. In the Birmingham, Alabama area, we supplement our branch facilities with our courier service that picks up deposits from local business customers. We actively pursue business relationships by using the business contacts of our board of directors, senior management and local bank officers, thereby capitalizing on our knowledge of our local marketplaces.

We also own a 14.9% interest in Consumer National Bank, located in Jackson, Mississippi. As of December 31, 2005, Consumer National Bank had total assets of $49.5 million, equity capital of $3.6 million and was “well capitalized.” It operates four banking offices in the Jackson, Mississippi metropolitan area. Our Chairman and Chief Executive Officer, Mr. Dan Puckett, is a member of the board of directors of Consumer National Bank. We acquired our common stock interest in Consumer National Bank in 2003 in a private placement by Consumer National Bank of the stock. In connection with that purchase of stock, we also obtained a warrant, effective through March 31, 2006, to purchase an additional 5% of the stock of Consumer National Bank, sufficient to raise our ownership interest to 20%, at a price equal to 170% of its tangible book value per share. In connection with the purchase of stock, we entered into passivity commitments with the Federal Reserve Board where we agreed, among other things, not to exercise a controlling influence over Consumer National Bank without the prior approval of the Federal Reserve Board. The stock and warrant are carried at original cost. We do not control Consumer National Bank and accordingly have not consolidated their financial results.

We also own, as an indirect subsidiary of CapitalSouth Bank, an insurance agency, CapitalSouth Insurance, Inc., an Alabama corporation (CS Agency). CS Agency sells life and property casualty insurance and annuities. It does not retain or reinsure any of the underwriting risk with respect to such policies. In 2005, we hired an executive with a view toward expanding our activity in the insurance area, including the possibility of the acquisition of one or more insurance agencies. We are in preliminary negotiations regarding the possible acquisition of, or investment in, several property casualty insurance agencies. Such acquisitions or investments would likely be at a price of $4.0 million or less in the aggregate. We may also consider various joint venture arrangements in the insurance sales area. We have no plans to become an insurance underwriter or otherwise incur underwriting risk.

We currently have in place a third party arrangement with Sterne Agee Financial Services, Inc. (SAL Financial), an affiliate of Sterne Agee & Leach, Inc. SAL Financial markets securities, including stocks, bonds and mutual funds, through an investment representative who works out of our banking offices. We share with SAL Financial the revenue generated through this activity and are responsible for some of the costs of that program. CapitalSouth Bank is currently exempt from broker-dealer registration, and we have no plans to become registered as a broker-dealer with the Securities and Exchange Commission.

We are, however, registered as a municipal securities dealer with the Municipal Securities Rulemaking Board and are active in the origination and sale of governmental and private activity bonds for municipalities, industrial development boards and similar types of issuers.

Recent Developments

On December 13, 2005, CapitalSouth issued 600,000 shares of common stock in an initial public offering (IPO). Proceeds from the sale of this stock were used to retire holding company debt of approximately $3.0 million and inject an additional $5.0 million into CapitalSouth Bank to support continued growth and expansion. The remaining proceeds and the proceeds from the subsequent 90,000 shares issued in connection with the over-allotment specified in the IPO underwriting agreement remain at CapitalSouth for general corporate purposes.

In February, 2006, the Board of Directors at Consumer National Bank (of which the Company owns 14.9% of the outstanding equity), signed a definitive merger agreement with State Capital Corp and its subsidiary, State Bank & Trust Company, Greenwood, Mississippi. In connection with this merger, we intend to exercise our warrant to purchase additional Consumer National stock, which will raise our total ownership interest to 20% of the outstanding equity of Consumer National. Our purchase price under the Consumer National Bank warrant, 170% of the tangible book value per share, is less than the purchase price offered by State Capital Corp. Consumer National extended the termination date of the warrant to the earlier of (1) immediately prior to the closing of the merger or (2) five (5) business days after the termination of the merger agreement.

Our Subsidiaries

CapitalSouth Bank

CapitalSouth Bank is an Alabama banking corporation that was chartered in 1975 as Bank of Alabama in Fultondale, Alabama. CapitalSouth Bank is primarily regulated by the Board of Governors of the Federal Reserve System and the Alabama State Banking Department, and is also subject to regulation by the Federal Deposit Insurance Corporation.

CapitalSouth Bank currently operates seven full service banking offices in the metropolitan areas of Birmingham and Huntsville, Alabama and Jacksonville, Florida. As of December 31, 2005, we operated loan production offices in Atlanta, Georgia and Tampa and Fort Lauderdale, Florida. Currently, our Ft. Lauderdale loan production office is fully staffed, and we are interviewing to fill vacancies in our other loan production offices. CapitalSouth Bank’s board of directors includes all of the persons serving on CapitalSouth’s board of directors and other business people who are residents of the Birmingham area. CapitalSouth Bank also provides Internet banking services at www.capitalsouthbank.com as well as personal investment services. CapitalSouth Bank operates two of its full-service banking offices in Birmingham, Alabama under the name “Banco Hispano,” which is an initiative marketed toward and serving central Alabama’s rapidly growing Latino population.

CapitalSouth Bank currently conducts its banking operations in Birmingham and Huntsville, Alabama and Jacksonville, Florida under the following names in the following markets:

•	CapitalSouth Bank: Birmingham and Huntsville, Alabama and Jacksonville, Florida

•	Banco Hispano: Birmingham, Alabama

CapitalSouth Bank is a member of the Federal Reserve Bank of Atlanta and a member of the Federal Home Loan Bank of Atlanta. CapitalSouth Bank’s deposits are insured by the FDIC through its Bank Insurance Fund.

Capital Bank

In 2001, we chartered a second bank subsidiary known as Capital Bank. Capital Bank’s principal executive office is in Montgomery, Alabama. Capital Bank’s board of directors includes all of the persons serving on CapitalSouth’s board of directors and other business people who are residents of the Montgomery area. Capital Bank is an Alabama banking corporation that is primarily regulated by the Federal Reserve Board and the Alabama State Banking Department, and is also subject to regulation by the Federal Deposit Insurance Corporation. Capital Bank also provides Internet banking services at www.capitalbankal.com as well as personal investment services. Capital Bank has two full-service banking offices in Montgomery, Alabama.

Business Strategy

We target small to medium-sized businesses in our markets and have developed a strategy that focuses on providing superior service through our employees who are relationship-oriented and are knowledgeable about the needs of our customers. Through this strategy we intend to grow our business, expand our customer base and improve profitability. The key elements of our strategy are:

Grow in Metropolitan Areas of Alabama and Northern Florida. We seek to increase our presence in our primary markets in the Birmingham, Huntsville, Montgomery and Jacksonville metropolitan areas and to extend into other metropolitan areas of Alabama and Northern Florida through the opening of new branches in attractive high-growth metropolitan areas and possibly bank acquisitions. We expect to expand our existing bank branches and identify new branch opportunities. We will seek to balance growth with the cost of expansion, particularly into new markets. In connection with the transaction in which we opened our Jacksonville, Florida branch, we agreed not to branch into the Tampa, Florida area before July 22, 2006.

These metropolitan areas are primarily served by larger national and regional financial institutions headquartered both inside and outside of the areas that have retail and big business focuses. We believe these markets need institutions such as ours that can provide consistent, long-term localized service. As we grow, we believe it is important to maintain the flexibility created by a local presence focused on the needs of small and medium-sized business with seasoned bankers while benefiting from the economies of scale created by our size. We constantly review our business model and products to ensure that we remain consistent with our service mark of “Built for Business.”

We intend to continue our growth strategy through organic growth and possibly strategic bank acquisitions. We believe that many opportunities remain in the southeastern United States area to expand, and we intend to be in a position to acquire additional market share, whether via new banking offices or bank acquisitions with the right local management.

Maintain Local Decision Making and Accountability. We compete with our regional and national competitors by providing superior customer service with localized decision-making capabilities. We designate city bank presidents in each of our markets so that we are positioned to react quickly to changes in those communities while maintaining efficient and consistent centralized policies and support functions.

We offer personalized and flexible banking services to the communities in our market area and are able to react quickly to changes in those communities. While we set rates across the organization, we tailor these to the competitive demands of the local market. For loan customers, this is usually driven by their creditworthiness and the specifics of the transaction. Deposit rates are highly influenced by local market conditions.

Expand Our Products and Services to Meet the Needs of the Communities in Which We Operate. We continually seek to expand our financial products and services to meet the needs of our customers and to increase our fee income. Since 2004 we have been focused upon lowering our cost of funds. Our branching initiatives, combined with strong marketing of our deposit products, have helped us grow our noninterest-bearing deposits. We believe our strong relationship with the small and medium-sized business community will also offer opportunities for cross-selling property and casualty insurance. In particular, we are actively seeking to expand CS Agency, our insurance agency subsidiary, through an acquisition or joint venture related to the property/casualty insurance agency business.

In addition, as a part of our Latino-focused banking initiative, in 2004 we opened a branch in Birmingham, Alabama under the name “Banco Hispano” that focuses on providing financial services to the growing Latino community prevalent in that area, and recently opened a second “Banco Hispano” branded branch in another similar area. These branches are completely staffed with bilingual employees. We believe that the combination of the “Banco Hispano” brand, unique products designed for the Latino community and the customary level of products and services of a CapitalSouth Bank branch will appeal to the growing Latino community in the CapitalSouth Bank market area. They are the first bank branches in Alabama focused exclusively on this market segment.

To serve the growing population of small and medium-sized businesses in our markets, we offer SBA lending services and other similar programs for the small and medium-sized business owner. This product group has become a significant source of income for CapitalSouth. We have a courier service that provides free pick-up and delivery of deposits and important non-cash documents for our business customers that maintain an average account balance in excess of $25,000. For a fee, customers with cash deposits can also request armored courier service. We provide Internet banking (www.capitalsouthbank.com and www.capitalbankal.com) that allows customers 24-hour web-based access to their accounts. We also have a commercial banking center in each branch of CapitalSouth Bank that provides dedicated service and support to our business customers.

Expand Our Commercial Loan Origination Program. The Business Capital Group of CapitalSouth Bank originates owner-occupied real estate loans for small and medium-sized business customers. We generally limit our credit risk on these transactions because we fund them only when we have a firm purchase commitment for the loan from a third party institution or they are closed in the name of our correspondent lender. We have had a substantial growth in fees generated through our Business Capital Group, which accounted for approximately 40.4% of our noninterest income for the year ended December 31, 2005 and 38.8% of noninterest income for the year ended December 31, 2004. Our Business Capital Group is active in all markets where we have a banking presence and the activities of our Business Capital Group are the primary ones at our loan production offices. We believe we can continue to expand the market areas where our Business Capital Group is active and the volume of its originations due to the complementary nature of our overall small and medium-sized business banking strategy and expertise.

Maintain High Asset Quality. We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. Our loan review process covers 25% to 30% of the portfolio over a 12-month cycle. More frequent loan reviews may be completed as needed or as directed by the board of directors.

We believe the effect of these activities is reflected in the reduction of nonperforming assets and net charge-offs which contributed to a decrease in the required allowance for loan losses. At December 31, 2005, our nonperforming assets as a percentage of total assets were 0.42%, compared to 0.50% as of December 31, 2004, a decrease of 8 basis points. Additionally, our net charge-offs as a percentage of average loans at December 31, 2005 were 0.09%, compared to 0.14% as of December 31, 2004. Loans 90 days past due, as a percentage of total loans, were 0.04% and 0.09% as of December 31, 2005 and 2004, respectively. At December 31, 2005, the ratio of our allowance for loan losses to total loans was 1.18%, compared to 1.24% as of December 31, 2004, a decrease of 6 basis points.

Utilize Our Foundation for Growth. We believe we will be able to take advantage of the economies of scale typically enjoyed by larger organizations as we expand our franchise. We believe the investments we have made in our data processing, staff and branch networks are key to supporting a larger organization. Furthermore, we have the capability to increase our assets without breaching our capital ratio requirements and we are also targeting an improved efficiency ratio. As we continue to grow our franchise, some level of continued investment will be required. We believe the effect of these trends should improve our profitability over time. Recent growth in our franchise has limited our profitability, and further growth may continue to do so. However, we believe we are making an investment for our future.

Our net income for the year ended December 31, 2005 was approximately $2.6 million compared to $1.9 million for the same period in 2004, which represents an increase of 37.3%. Our return on average equity for the year ended December 31, 2005 was 9.74% and our return on average assets was 0.70%, compared to 7.77% and 0.61%, respectively, for the same period in 2004. Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and Tier 1 capital to average assets ratio were 13.5%, 14.7% and 11.3%, respectively, as of December 31, 2005, compared to 11.6%, 12.9% and 9.3%, respectively, as of December 31, 2004. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. Our efficiency ratio for the year ended December 31, 2005 was 69.51%, compared to 69.35% for the same period in 2004.

Issue Public Currency. By becoming a public company with a common stock that is listed and traded on a national stock market, we have better access to capital, greater flexibility in structuring potential acquisitions and the ability to attract and retain qualified bankers through equity-based compensation. By having our stock listed on The Nasdaq National Market, we also offer another means of currency to acquire other banks or insurance agencies.

Market Area and Competition

We currently conduct business principally through the nine banking offices of CapitalSouth Bank and Capital Bank, focusing on the metropolitan areas of the southeastern United States. Based upon data available on the FDIC website as of June 30, 2005, CapitalSouth Bank’s total deposits in the Birmingham-Hoover MSA ranked 13th among 41 financial institutions, and represented approximately 1.22% of the total deposits, in the Birmingham-Hoover MSA. Based upon data available on the FDIC website as of June 30, 2005, CapitalSouth Bank’s total deposits in the Huntsville MSA ranked 14th among 17 financial institutions, and represented approximately 0.50% of the total deposits, in the Huntsville MSA. Our Jacksonville, Florida banking office was not in operation as of June 30, 2005. If our Jacksonville banking office had been open, it would have competed with 37 other institutions for approximately $25.3 billion in deposits in the Jacksonville MSA, based upon data available on the FDIC website as of June 30, 2005. Based upon data available on the FDIC website as of June 30, 2005, Capital Bank’s total deposits in the Montgomery MSA ranked 16th among 19 financial institutions, and represented approximately 0.68% of the total deposits, in the Montgomery MSA.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	5	$243	$19,824	13/41	1.22%
Huntsville MSA	1	24	4,851	14/17	0.50
Montgomery MSA	1	36	5,260	16/19	0.68

The table below shows the deposit market in the Jacksonville, Florida MSA as of June 30, 2005.

Market	Total Number of Financial Institutions	Total Market Deposits
		(Dollar amounts in millions)
Florida:
Jacksonville MSA	37	$25,265

Our retail and commercial divisions operate in highly competitive markets. We compete directly in retail and commercial banking markets with other commercial banks, savings and loan associations, credit unions, mortgage brokers and mortgage companies, mutual funds, securities brokers, consumer finance companies, other lenders and insurance companies, locally, regionally and nationally. Many of our competitors compete using offerings by mail, telephone, computer and/or the Internet. Interest rates, both on loans and deposits, and prices of services are significant competitive factors among financial institutions generally. Office locations, types and quality of services and products, office hours, customer service, a local presence, community reputation and continuity of personnel are also important competitive factors that we emphasize.

Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Alabama and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Eighty-four different commercial or savings institutions are represented within our market areas. Virtually every type of competitor for business of the type we serve has offices in Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida. In our Birmingham, Huntsville and Montgomery market areas, our five largest competitors are generally Wachovia Bank, Compass Bank, AmSouth Bank, Regions Bank and Colonial Bank. In Jacksonville, Florida, Bank of America, SunTrust Bank and EverBank are among the five largest competitors, and three of the others listed for Alabama are in the top ten. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, and offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.

Our loan portfolio at December 31, 2005, including loans held for sale, was comprised as follows:

Type	Dollar amount	Percentage of portfolio
	(In thousands)
Real estate—mortgage	$178,476	54.5%
Real estate—construction	93,002	28.4
Commercial	48,041	14.7
Consumer	7,702	2.4

Total	$327,221	100.0%

In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $61.5 million in credit as of December 31, 2005. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2005, our contractual obligations to extend credit were comprised as follows:

Type	Dollar amount	Percentage of contractual obligations
	(In thousands)
Real estate—mortgage	$11,869	19.3%
Real estate—construction	30,099	48.9
Commercial	16,936	27.5
Consumer	2,630	4.3

Total	$61,534	100.0%

Real Estate—Mortgage. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, generally have floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market. In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.

Real Estate—Construction. We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Commercial. Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences. Our commercial loans are primarily made within our market areas and are underwritten on the basis of the commercial borrower’s ability to service the debt from income. In general, commercial loans involve more credit risk than residential and commercial mortgage loans, but less risk than consumer loans. The increased risk in commercial loans is generally due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced from the operations of the business, and those operations may not be successful.

Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. Consumer loans entail greater risk than other loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or other personal hardships.

Commercial Loan—Origination. Our Business Capital Group originates owner-occupied real estate loans for small and medium sized business customers. The loan products include those under the Small Business Administration (SBA) Section 504 program and other conventional term loan products. These are often fixed rate loans that are otherwise difficult for small business borrowers to obtain. The types of real estate collateral taken in connection with these loans include office, office/warehouse, light industrial, distribution, hotel/motel and free standing retail. The loans are used for acquisition, construction, renovation and refinancing. Under the SBA Section 504 program, we originate a first mortgage loan of approximately 50% of the total amount to be financed, the SBA (acting through a certified development company) funds a second mortgage loan of 40% of the project cost and the borrower puts up the remaining 10% in equity. Loan sizes for SBA Section 504 and conventional loans typically range from $350,000 to $3 million. We generally limit our credit risk on these transactions because we fund them only when we have a firm purchase commitment for the loan from a third-party institution or they are closed in the name of our correspondent lender. Depending on the transaction structure, we have gain from the sale, retain origination fees and/or are paid a fee by that correspondent for arranging the financing.

We have approximately five correspondent lenders with whom we regularly do business. Most of them are banks which are located outside our market areas. In some cases, we will provide a construction loan which is repaid upon completion of the project through our correspondent’s term loan. We obtain a commitment for that loan to be made as part of our underwriting of the construction loan.

We recently have had substantial growth in fees generated through our Business Capital Group. In 2004, we originated approximately $10.7 million in loans and in 2005 we originated $25.1 million in loans through our Business Capital Group. Our Business Capital Group is active in all markets where we have a banking presence and the activities of the Business Capital Group are the primary ones at our loan production offices in Atlanta, Georgia and Tampa and Ft. Lauderdale, Florida. Our offices in Atlanta and Tampa are not currently staffed, but we are interviewing to add at least two additional loan production office staff members. We believe that we can continue to expand the market areas where the Business Capital Group is active as well as the volume of its originations. This is because the activities are complementary to our overall small and medium-sized business banking strategy and require expertise and solid correspondent relationships that we have in place.

Credit Risks. The principal economic risk associated with each category of the loans that we make is the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees.

Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and other personal hardships.

Lending Policies. The board of directors of each of our bank subsidiaries has established and periodically reviews our lending policies and procedures. We have established common documentation and policies, based on the type of loan, for all of our offices. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. The Alabama Banking Code provides that no loan relationship may exceed 10% of a bank’s capital on an unsecured basis or 20% on a fully secured basis. At December 31, 2005, our legal lending limit for secured loans was approximately $7.5 million for CapitalSouth Bank and $1.6 million for Capital Bank. In addition, we have established a separate “house” limit and procedure for consideration of loan requests exceeding certain limits for each of CapitalSouth Bank and Capital Bank for each lending relationship.

CapitalSouth Bank has a house lending limit in the principal amount of $4.75 million. Individual employees of CapitalSouth Bank have specific lending approval limits, but in no instance do these limits exceed the amount of $2.0 million. The Credit Committee of CapitalSouth Bank is authorized to approve new and renewal loans in amounts up to $4 million. The Executive Loan Committee, Loan Committee of the board of directors and the full board of directors of CapitalSouth Bank are each authorized to approve loans in amounts up to the legal limit.

Capital Bank has a house lending limit in the principal amount of $1.3 million. Individual employees of Capital Bank have specific lending approval limits, but in no instance do these limits exceed the amount of $750,000. The Credit Committee of Capital Bank is authorized to approve loans in amounts up to $750,000. The Loan Committee of the board of directors of Capital Bank, the Executive Loan Committee and the full board of directors of Capital Bank are each authorized to approve loans in amounts up to the legal limit.

We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.

Concentrations. The nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers.

Deposits

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Atlanta and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which, at times, are more beneficial to us. Generally speaking, our only out-of-market deposits are certificates of deposit generated through our Internet banking service. They represented 0.15% of total deposits as of December 31, 2005.

Other Banking Services

Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States, as well as in other countries.

Securities

After establishing necessary cash reserves and funding loans, we invest our remaining liquid assets in securities as permitted under banking laws and regulations. We invest primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, in other taxable securities and in certain obligations of states and municipalities. We also invest excess funds in federal funds with our correspondent banks. The sale of federal funds represents a short-term loan from us to another bank. Risks associated with securities include, but are not limited to, interest rate fluctuation, maturity and concentration.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Employees

On December 31, 2005, we had 124 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Website Address and Corporate Governance Documents

Our corporate website addresses are www.capitalsouthbank.com and www.capitalbankal.com. We have direct links to our Code of Ethics and the charters for our Audit and Nominating Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including but not limited to our future Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports. These reports will be accessible soon after we file them with the SEC. All materials we file with the SEC are available for the public to view and copy at the SEC’s Public Reference Room at 100 F Street, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC by clicking on http://www.sec.gov.

Supervision and Regulation

CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not stockholders. The following discussion describes the material elements of the regulatory framework that applies to us.

CapitalSouth

Because we own all of the capital stock of CapitalSouth Bank and Capital Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Alabama or Florida, may purchase a bank located outside of Alabama or Florida. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Alabama or Florida may purchase a bank located inside Alabama or Florida. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Florida law prohibits a bank holding company from acquiring control of a Florida financial institution until the target institution has been incorporated for three years, and Alabama law prohibits a bank holding company from acquiring control of an Alabama financial institution until the target institution has been incorporated for five years.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934, as amended. The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Gramm-Leach-Bliley Act; Financial Holding Companies. The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by including provisions that permit a bank holding company to qualify and elect to become a financial holding company. In addition to the permissible bank holding company activities listed above, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve Board may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve Board has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, CapitalSouth Bank and Capital Bank must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for CapitalSouth Bank and Capital Bank and to commit resources to support CapitalSouth Bank and Capital Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to CapitalSouth Bank and Capital Bank will be repaid only after their deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of CapitalSouth Bank and Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

CapitalSouth Bank and Capital Bank

General. Since each of CapitalSouth Bank and Capital Bank are chartered as an Alabama state bank they are primarily subject to regulation and supervision by both the Federal Reserve Board and the Superintendent of Banking of the Alabama State Banking Department (the Superintendent). Both CapitalSouth Bank and Capital Bank are also insured depository institutions and, therefore, subject to regulation by the FDIC. In addition, our subsidiary banks are subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of CapitalSouth Bank and Capital Bank.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary deposit institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In recent years, the assessment has been set at 0 for well-capitalized banks in the top supervisory subgroup but there is expected to be an assessment in 2006 for all banks. The overall level of assessments depends primarily upon claims against the deposit insurance fund. If bank failures were to increase, assessments could rise significantly. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $0.0033 per $100 of deposits for the first quarter of 2006. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, federal banking regulators, in our case the Federal Reserve Board, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on CapitalSouth Bank and Capital Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. Both CapitalSouth Bank and Capital Bank received “satisfactory” CRA ratings from the Federal Reserve Board at their last examinations.

Other Regulations. Interest and other charges collected or contracted for by CapitalSouth Bank or Capital Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions. CapitalSouth Bank and Capital Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Federal Laws Applicable to Deposit Operations. The deposit operations of CapitalSouth Bank and Capital Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

CapitalSouth, CapitalSouth Bank and Capital Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board. The Federal Reserve Board has established both risk-based and leverage measures of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

In order to be considered “well capitalized,” the ratio of total capital to risk-weighted assets must equal at least 10%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 6% of risk-weighted assets in order to be “well capitalized.” Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 14.7% and our ratio of Tier 1 Capital to risk-weighted assets was 13.5%.

In addition, the Federal Reserve Board has established minimum guidelines for the ratio of Tier 1 Capital to average assets for bank holding companies (leverage ratio). These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a ratio of Tier 1 Capital to average assets of at least 4%. At December 31, 2005, our ratio of Tier 1 Capital to average assets was 11.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

CapitalSouth, CapitalSouth Bank and Capital Bank were each classified as “well capitalized” in all categories at December 31, 2005.

Additionally, in connection with our recent acquisition of a Florida bank charter, by which we obtained the legal authority to branch in Florida, CapitalSouth Bank was required by the Alabama State Banking Department as a condition to its approval to maintain a 7% Tier 1 capital to average assets ratio and at all times to remain well capitalized. In the event of failure to remain well capitalized, CapitalSouth Bank is required to submit a capital plan to the Superintendent of Banks of the State Banking Department for his approval.

Payment of Dividends

CapitalSouth is a legal entity separate and distinct from CapitalSouth Bank and Capital Bank. The principal sources of CapitalSouth’s cash flow, including cash flow to pay dividends to its stockholders, are dividends that CapitalSouth Bank and Capital Bank pay to their respective sole shareholder, CapitalSouth. Statutory and regulatory limitations apply to CapitalSouth Bank and Capital Bank’s payment of dividends to CapitalSouth as well as to CapitalSouth’s payment of dividends to its stockholders.

The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. The ability of CapitalSouth to pay dividends is also subject to the provisions of Delaware law.

Dividend Rights

Subject to any preferences for preferred shares then outstanding, each share of our common stock is entitled to participate equally in dividends as and when declared by the board of directors out of funds legally available therefore. The payment of dividends is further subject to certain regulatory restrictions which prohibit us from paying any dividends except from retained earnings. As of December 31, 2005, we have retained earnings of approximately $11.3 million.

There are certain limitations on the payment of dividends by CapitalSouth Bank and Capital Bank. Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the earned surplus (i.e., retained earnings) of the bank is equal to at least 20% of its stated capital, and thereafter the prior written approval of the Superintendent of Banks of the State of Alabama (the Superintendent) is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years. No dividends, withdrawals or transfers may be made from a bank’s surplus without the prior written approval of the Superintendent. As a member of the Federal Reserve System, CapitalSouth Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the State of Alabama. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although CapitalSouth has regularly paid dividends since 1996, there can be no assurances that CapitalSouth will be able to pay dividends in the future under the aforementioned regulatory limitations.

The payment of dividends by CapitalSouth, CapitalSouth Bank and Capital Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

CapitalSouth is also restricted from paying dividends on its common stock if it has deferred payments of the interest, or if an event of default has occurred, on its junior subordinated debentures.

Restrictions on Transactions with Affiliates

CapitalSouth, CapitalSouth Bank and Capital Bank are subject to the provisions of Section 23A of the Federal Reserve Board Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and allowance for loan losses and, as to all affiliates combined, to 20% of a bank’s capital and surplus and allowance for loan losses. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. CapitalSouth Bank and Capital Bank must also comply with other provisions designed to avoid the taking of low-quality assets. CapitalSouth, CapitalSouth Bank and Capital Bank are also subject to the provisions of Section 23B of the Federal Reserve Board Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

CapitalSouth Bank and Capital Bank are also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and all of our subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the FCRA Amendments) became effective in 2004.

The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include CapitalSouth Bank and Capital Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of CapitalSouth is currently sharing consumer information with any other affiliate of CapitalSouth for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Anti-Terrorism and Money Laundering Legislation

CapitalSouth Bank and Capital Bank are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. CapitalSouth Bank and Capital Bank have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures intended to comply with the foregoing rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Executive Officers of the Registrant

Executive Officers

The following table sets forth the name, age, primary occupation and business experience of executive officers as of December 31, 2005.

Name (Age)	Position with CapitalSouth and business experience during the past 5 years
W. Dan Puckett (60)	1990-present	Chairman, Chief Executive Officer, President and Director of CapitalSouth and CapitalSouth Bank; Chairman and Director of Capital Bank

John E. Bentley (45)	2002-present	CapitalSouth Bank—City President, Birmingham (Senior Vice President and Manager of Commercial Banking 2002 to 2004; assumed Manager of Consumer Banking December 2004; named City President December 2005)
	2000-2002	Fant Industries, LLC (holding company for diverse businesses)—Chief Operating Officer

James Cooper, Jr. (54)	1992-present	CapitalSouth Bank—Executive Vice President and Chief Credit Officer (Senior Vice President /Senior Lender from 2000 to 2002; Executive Vice President of Lending from 2002 to present)

Carol W. Marsh (44)	2003-present	CapitalSouth, CapitalSouth Bank and Capital Bank—Senior Vice President and Chief Financial Officer
	2000-2003	Compass Bank—Director of Finance for the Consumer Banking Sales Delivery Group and Chief Administrative Officer for the Asset Management Group

Richard T. Perdue (51)	2004-present	CapitalSouth Bank—City President, Huntsville
	2000-2004	Union Planters Bank—Senior Vice President and Commercial Sales Manager

William D. Puckett, II (35)	2004-present	CapitalSouth Bank—Senior Vice President and Manager of Real Estate Banking
	1997-present	CapitalSouth Bank—Senior Vice President and Manager of Business Capital Group (promoted from Vice President to Senior Vice President in 2003)

Bradley J. Duncan (38)	2003-present	Capital Bank—President, Chief Executive Officer and Director
	2001-2003	Capital Bank—Vice President and Loan Officer
	2001	SouthTrust Bank—Vice President and Commercial Lender
	2000-2001	Compass Bank—Commercial Real Estate Lender

H. Fred Coble, Jr. (45)	2005-present	CapitalSouth Bank—City President, Jacksonville
	2003-2005	AmSouth Bank—Senior Vice President and Commercial Middle Market Manager
	2001-2003	AmSouth Bank—Senior Vice President and Area Credit Officer
	2000-2001	SunTrust Bank—Senior Vice President and Corporate Relationship Manager

William D. Puckett, II is the son of W. Dan Puckett.

Item 1A    RISK FACTORS

An investment in our common stock involves risks. The discussion below presents the material risks associated with our company, but are not the only risks we face. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 1.

Risks Related to Our Business

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development, such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of growth opportunities.

Our plans for future expansion and bank acquisitions depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth through acquisitions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•	the costs associated with establishing new locations and retaining experienced local management;

•	time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our potential inability to finance an acquisition without diluting the interests of our existing stockholders;

•	the diversion of our management’s attention to the negotiation of transactions, which may detract from their business productivity; and

•	our entry into new markets in which we may lack experience.

Our continued pace of growth may require us to raise additional capital in the future, and unavailability of additional capital could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect our business, financial condition, results of operations and future prospects.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses as of December 31, 2005, December 31, 2004, and December 31, 2003 was $3.9 million, $3.2 million, and $2.7 million, respectively.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

If the value of real estate in one or more of our core markets were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2005, approximately 83% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market turn downward.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. In particular, our market areas are dominated by large national and regional financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market areas with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful. See “Business—Market Area and Competition” on page 6.

Increased competition due to an increased number of new bank formations may adversely affect our business, profitability and financial condition.

Recently, several new banks have been formed in the Birmingham market area. We believe that the rise of new bank formations in the Birmingham market area may be due in part to the merger in late 2004 of SouthTrust Bank, a Birmingham-based super-regional bank that had approximately $50 billion in assets overall and, as of June 30, 2004, had approximately $4.7 billion in deposits in the Birmingham-Hoover MSA, with and into Charlotte, North Carolina-based Wachovia Bank. Similarly, Florida has one of the highest rates of formation of new banks in the United States, though we do not believe this activity is influenced by the merger of Wachovia and SouthTrust to the same degree as the activity in Birmingham. In this regard, there are new banks competing in the Jacksonville, Florida market. These new, smaller competitors are likely to cater to the same small business clientele and with similar relationship-based approaches as we do. Moreover, with their initial capital base to deploy, they could seek to rapidly gain market share by under-pricing the current market rates for loans and paying higher rates for deposits. This additional competition could have a material adverse effect on our business, profitability or financial condition.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth and may not even be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a rising interest rate environment, a strong residential housing market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. As a small commercial bank, we have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We have paid cash dividends in the past and expect to continue to pay cash dividends in the foreseeable future. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Board of Governors of the Federal Reserve System (Federal Reserve Board) that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiaries. The payment of dividends by our subsidiary banks to us is subject to restrictions imposed by federal banking laws, regulations and authorities. See “Business – Supervision And Regulation” on page 11.

We are dependent on the services of our management team and the unexpected loss of key officers may adversely affect our operations.

Our success is, and is expected to remain, highly dependent on certain executive officers, especially W. Dan Puckett, John E. Bentley, James Cooper, Jr., Carol W. Marsh, Richard T. Perdue, William D. Puckett, II, Bradley J. Duncan and H. Fred Coble, Jr. This is particularly true because, as a small commercial bank, we depend on our management team’s ties to the community to generate business for us. Our rapid growth will continue to place significant demands on our management, and the loss of services from a member of our current management team may have an adverse effect upon us. We do not have employment agreements or non-compete agreements with any of our executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our directors and executive officers own a significant portion of our common stock and can exert significant control over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 27% of our outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Anti-takeover provisions of our Restated Certificate of Incorporation and Bylaws could delay or prevent a takeover of us by a third party.

Certain provisions of our Restated Certificate of Incorporation and Bylaws may be deemed to have the effect of making more difficult an acquisition of control of our company in a transaction not approved by our board of directors. Our Restated Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. In the event of such issuance, the preferred stock could also be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we do not currently intend to issue any shares of preferred stock, we may issue such shares in the future.

Our Restated Certificate of Incorporation also provides that our board of directors will be divided into three classes serving staggered three-year terms and that a director may only be removed for cause. These provisions could enable a minority of our stockholders to prevent the removal of a director sought to be removed by a majority of the stockholders and may tend to enhance management’s ability to retain control over our affairs and to preserve the director’s present position on the board.

The ability of stockholders to act by written consent or call special meetings of stockholders is subject to restrictions. This reduces our stockholders’ ability to initiate or effect corporate actions independently of the board of directors.

Risks Related to Our Industry

Our profitability is vulnerable to interest rate fluctuations.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as valuation of our assets and liabilities.

We currently have a negative (or liability sensitive) one-year gap position and, as a result, net interest income will be adversely affected if, as is characteristic of the current market, market rates rise so that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Accordingly, like most financial institutions, our results of operations are significantly affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in interest rate spread.

One of the largest sources of our noninterest income is gains on the sale of loans, including SBA loans, through our Business Capital Group. Changes in interest rates may negatively affect our ability to originate these loans and our ability to realize gains on the sale of these loans. See “Business” on page 2.

An economic downturn or natural disaster, especially one affecting our market areas, could adversely affect our financial conditions, results of operations or cash flow.

We are subject to the local economies in the MSA’s of Birmingham-Hoover, Huntsville and Montgomery, Alabama and Jacksonville, Florida. Our success depends in part upon the stability or growth in population, income levels, deposits and housing starts in our primary market areas. If prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and on our financial performance. Economic recession over a prolonged period or other economic factors in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies of our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Alabama and Florida is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a small commercial bank, we are less able to spread the risk of unfavorable local economic conditions than are larger national or regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur. The Florida market, including our Jacksonville banking office, and portions of our Alabama market, principally south of Montgomery, are also subject to risks from hurricanes. Though to date we have not been adversely impacted by recent storms, hurricanes may damage or dislocate our facilities (though we have computer back-up and other emergency contingency plans in place), may damage or destroy collateral, adversely affect the livelihood of borrowers and otherwise cause significant economic dislocation in affected areas. See “Business” on page 2.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

We are primarily regulated by the Federal Reserve Board by virtue of the fact that we are a registered bank holding company. Our subsidiary banks are also primarily regulated by the Federal Reserve Board and the Alabama State Banking Department. The process of complying with Federal Reserve Board regulations is costly to us and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.

We are also subject to capital requirements of our regulators. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. As an example, the Federal Reserve Board recently issued proposed guidance regarding concentrations in commercial real estate lending which, if enacted, could greatly increase our cost of compliance and could adversely affect our profitability.

As a new public company, the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq apply to our operations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we are subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.

To date, we have not conducted a comprehensive review and confirmation of the adequacy of our existing systems and controls as will be required under Section 404 of SOX. We may discover deficiencies in existing systems and controls. If that is the case, we intend to take the necessary steps to correct any deficiencies, and these steps may be costly to us and may strain our management resources. Our inability to comply with SOX and subsequent public disclosure of that fact may result in a decline in the market price for our common stock.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings. See “Business – Supervision And Regulation” on page 11.

Item 1B    UNRESOLVED STAFF COMMENTS

None.

Item 2    PROPERTIES

During 2005, we conducted our business primarily through our office located at 2340 Woodcrest Place, Suite 200, Birmingham, Jefferson County, Alabama. This location, which also serves as CapitalSouth Bank’s main office, opened for business as a bank office in 1994. CapitalSouth Bank acquired ownership of the building which includes our main office in 2005. We previously leased our main office location. We presently own a parcel of property on Carmichael Road in Montgomery, Alabama, near the present main office of Capital Bank. We are considering constructing a new main office on that site for Capital Bank, though no firm plans have been made in that regard.

We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased banking and loan production offices.

Banking Offices

State MSA Office Address	City	Zip Code		Owned or Leased	Date Opened
ALABAMA
Birmingham-Hoover MSA
2340 Woodcrest Place	Birmingham	35209		Owned	2/10/1994
1209 Decatur Highway	Fultondale	35068		Owned	10/1/1975
3309 Lorna Road, Suite 13	Hoover	35216		Leased	6/30/2004
260 West Valley Avenue	Birmingham	35209		Leased	9/9/2005
2744 Highway 31 South	Pelham	35124		Owned	1/18/2005
Total for Birmingham-Hoover MSA:		5 Office	(s)

Huntsville MSA
2123 Whitesburg Drive	Huntsville	35801		Leased	10/15/2004
Total for Huntsville MSA:		1 Office	(s)

Montgomery MSA
4138 Carmichael Road	Montgomery	36106		Leased	12/5/2001
3311 Malcolm Drive	Montgomery	36117		Owned	12/15/2005
Total for Montgomery MSA:		2 Office	(s)

Total Offices in Alabama:		8 Office	(s)

FLORIDA
Jacksonville MSA
10161 Centurion Parkway North	Jacksonville	32256		Leased	7/25/2005[1]
Total for Jacksonville MSA:		1 Office	(s)

Total Offices in Florida:		1 Office	(s)

Total Number of Banking Offices: 9

[1]	Our Jacksonville office opened in 2005, but we moved to our current location on March 13, 2006.

Loan Production Offices

State City Office Address	City	Zip Code		Owned or Leased	Date Opened
FLORIDA
Tampa
8875 Hidden River Pkwy Suite 300	Tampa	33558		Leased	9/12/2005
Fort Lauderdale
110 East Broward Blvd. Suite 1700	Ft. Lauderdale	33301		Leased	2/12/2003
Total Offices in Florida:		2 Office	(s)

GEORGIA
Atlanta
3350 Riverwood Pkwy. Suite 1900	Atlanta	30339		Leased	11/01/2003
Total Offices in Georgia:		1 Office	(s)
Total Number of Loan Production Offices: 3

We are not aware of any environmental problems with the properties that we own or lease that would be material, either individually or in the aggregate, to our operations or financial condition.

Item 3    LEGAL PROCEEDINGS

While CapitalSouth, CapitalSouth Bank and Capital Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us or CapitalSouth Bank and Capital Bank that will, individually or in the aggregate, have a material adverse affect on our business or consolidated financial condition. CapitalSouth has received a letter from another depository institution asserting that the name “CapitalSouth Bank” infringes on such other institution’s registered trademark. CapitalSouth believes there is no merit to this claim and intends to vigorously oppose such contention. CapitalSouth is presently seeking its own federal registration of the mark “CapitalSouth.” If an action were filed regarding the alleged infringement and if CapitalSouth did not prevail, we would operate under a different, yet undetermined, name.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock has been quoted on The Nasdaq National Market under the symbol “CAPB” since December 13, 2005. Prior to that date, there was no public market for our common stock. As of March 22, 2006, there were approximately 229 stockholders of record, and the closing price of our common stock was $21.10 per share as reported by The Nasdaq National Market.

The following table sets forth for the indicated periods the high and low sales prices for our common stock on The Nasdaq National Market.

Fiscal Year 2005 Quarter Ended	High	Low
December 31, 2005	$19.40	$17.75

Dividend Policy

Dividends are paid at the discretion of our board of directors. We have paid regular semi-annual cash dividends on our common stock since 1996, and our board of directors presently intends to continue the payment of these regular cash dividends. We declared a semi-annual dividend in the amount of $0.10 per share in both June 2005 and December 2005. We have paid total dividends in the amount per share of $0.18 for 2004. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary banks. As a result, our ability to pay future dividends will depend on the earnings of our subsidiary banks, their financial condition and their need for funds.

There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by our subsidiary banks with respect to their capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Supervision And Regulation—Payment of Dividends” under Item 1 Business on page 17.

As of December 31, 2005, an aggregate of approximately $5.2 million was available for payment of dividends by our subsidiary banks to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiary banks to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. We are also restricted from paying dividends on our common stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” on page 35.

Unregistered Sales of Equity Securities

In March, June, September and December, 2005, respectively, we issued a total of 11,337 shares of our common stock to certain directors of CapitalSouth, CapitalSouth Bank and Capital Bank under our Directors Compensation Plan under which directors receive stock in lieu of cash as payment for their director fees. The issuance of our common stock to our directors pursuant to the Directors Compensation Plan, was made in reliance upon the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 of the Securities Act.

In 2005, we issued to one of our executive officers options to purchase 3,000 shares of common stock at an exercise price of $15.25 per share. We issued 100 shares of common stock for an aggregate exercise price of $13.00 upon exercise of stock options in 2005. Issuances of our common stock to our employees, directors and consultants upon exercise of stock options were made in reliance upon the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 of the Securities Act.

On September 15, 2005, we issued floating rate subordinated debentures in the aggregate principal amount of $2,500,000 to Financial Investors Statutory Trust II, a wholly-owned subsidiary. Financial Investors Statutory Trust II had previously issued 30-year floating rate debt securities to institutional investors in a pooled trust preferred issue, and used the proceeds to purchase our floating rate subordinated debentures. The issuance of our floating rate subordinated debentures to this subsidiary was made in reliance upon the exemption from compliance with the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

Use of Proceeds from the Sale of Registered Securities

On December 12, 2005, a registration statement (Registration No. 333-128829) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 600,000 shares of our common stock, and another 90,000 shares subject to the underwriter’s over-allotment option. All 690,000 shares of common stock registered under the registration statement, including the 90,000 shares covered by the over-allotment option, were sold at a price to the public of $18.75 per share. The initial offering closed on December 16, 2005, and the over-allotment option exercise closed on January 6, 2006. Sterne, Agee & Leach, Inc. was the underwriter for our initial public offering.

Our aggregate net proceeds from the sale of shares of common stock in the offering were approximately $11,373,370, after deducting an aggregate of $905,625 in underwriting discounts and commissions paid to the underwriter and an estimated $658,505 in other expenses incurred in connection with the offering. We used $3 million of the net proceeds to retire debt, and injected $5 million of the net proceeds into CapitalSouth Bank as capital to support continued growth and expansion. We invested the remainder of the net proceeds in investment-grade, interest bearing instruments, pending their use for general corporate purposes.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. We have two equity compensation plans currently in effect—the CapitalSouth Bancorp 2005 Stock Incentive Plan and the Directors Compensation Plan. The Directors Compensation Plan allows the issuance of shares of our common stock in place of directors’ fees. We are still administering certain awards of options which were granted and are still outstanding under our CapitalSouth Bancorp 1994 Stock Incentive Plan and CapitalSouth Bancorp 2004 Incentive Stock Option Plan, although both of those plans have expired. As of December 31, 2005, we were administering an award of stock options to Mr. W. Dan Puckett which were granted and were still outstanding under the Incorporators Stock Option Agreement. The grant of stock options pursuant to this Agreement was approved by our stockholders. Mr. Puckett exercised those stock options in January 2006. All data in the table below is presented as of December 31, 2005.

	Number of securities to be issued upon outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the plans (excludes outstanding options)
Equity compensation plans approved by security holders	217,400	$13.09	147,000
Equity compensation plans not approved by security holders	*	—	*

Total	217,400	$13.09	147,000

*	Our Directors Stock Compensation Plan does not have a limit on the total number of shares which may be issued.

See Note 12 to the consolidated financial statements for information regarding the material features of the above plans.

Item 6    SELECTED FINANCIAL DATA

Our selected consolidated financial data is presented below as of and for the years ended December 31, 2001 through 2005. The selected consolidated financial data presented below as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are derived from our audited consolidated financial statements and related notes in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” on page 35.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share amounts)
Results of Operations:
Interest income	$21,919	$15,210	$12,856	$12,968	$15,319
Interest expense	8,876	5,174	5,076	5,925	8,704

Net interest income	13,043	10,036	7,780	7,043	6,615
Provision for loan losses	914	847	820	877	813

Net interest income after provision for loan losses	12,129	9,189	6,960	6,166	5,802
Noninterest income	2,552	2,060	2,079	1,961	2,266
Noninterest expense	10,840	8,389	6,926	6,378	6,775

Income before provision for income taxes	3,841	2,860	2,113	1,749	1,293
Provision for income taxes	1,264	983	616	539	435

Net income	$2,577	$1,877	$1,497	$1,210	$858

Common Share Data:
Basic earnings per share	$1.13	$0.84	$0.66	$0.53	$0.38
Diluted earnings per share	1.12	0.83	0.65	0.52	0.37
Cash dividends declared per share	0.20	0.18	0.16	0.16	0.16
Book value per share	12.93	11.21	10.44	10.38	9.93
Tangible book value per share	12.48	11.21	10.44	10.38	9.93
Period End Balances:
Total assets	$423,508	$337,696	$293,282	$250,228	$221,930
Earning assets	391,933	323,426	280,212	235,796	208,042
Loans, net	323,365	255,508	203,334	172,642	139,348
Securities(1)	68,456	64,518	72,180	59,688	63,090
Deposits	329,429	261,531	202,505	183,061	151,759
Borrowings(2)	52,452	47,927	66,207	41,947	43,465
Stockholders’ equity	36,874	25,130	23,273	23,959	22,829
Common shares outstanding	2,852,670	2,241,683	2,230,085	2,308,190	2,299,237
Average Balances:
Total assets	$369,949	$308,200	$270,333	$230,497	$214,690
Earning assets	349,425	295,159	259,262	218,867	204,019
Loans, net	280,418	225,681	189,907	151,655	138,793
Deposits	300,065	226,367	195,111	167,084	145,213
Borrowings	39,687	55,527	51,207	38,502	35,173
Stockholders’ equity	26,452	24,158	22,802	24,530	21,944
Shares outstanding—basic	2,271,878	2,233,506	2,276,382	2,203,502	2,239,566
Shares outstanding—diluted	2,304,349	2,268,886	2,315,222	2,346,009	2,292,146

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share amounts)
Performance Ratios:
Return on average assets	0.70%	0.61%	0.55%	0.52%	0.40%
Return on average equity	9.74	7.77	6.57	4.93	3.91
Return on average tangible assets	0.70	0.61	0.55	0.52	0.40
Return on average tangible equity	9.91	7.77	6.57	4.93	3.91
Net interest spread(3)	3.34	3.13	2.74	2.82	2.88
Net interest margin(4)	3.77	3.43	3.04	3.26	3.36
Efficiency ratio(5)	69.51	69.35	70.25	70.84	76.29
Average loans to average deposits	93.45	99.70	97.33	90.77	95.58
Capital Ratios:
Average equity to average assets	7.15%	7.84%	8.43%	10.64%	10.22%
Average tangible equity to average tangible assets	7.04	7.84	8.43	10.64	10.22
Dividend payout ratio	17.70	21.43	24.24	30.19	42.11
Tier 1 capital to risk adjusted assets	13.5	11.6	13.3	15.5	11.8
Tier 1 capital to average assets	11.3	9.3	10.2	12.0	10.5
Total capital to risk adjusted assets	14.7	12.9	14.6	16.8	15.0
Asset Quality Ratios:
Nonperforming assets to total assets(7)	0.42%	0.50%	0.69%	0.94%	0.97%
Allowance for loan loss to nonperforming loans(6)	228.95	246.34	161.67	105.26	145.62
Net loans charged-off to average loans	0.09	0.14	0.25	0.27	1.33
Provision for loan loss to average loans	0.33	0.38	0.43	0.58	0.59
Allowance for loan losses to total loans	1.18	1.24	1.30	1.35	1.32

(1)	Consists of investment securities available-for-sale and held-to-maturity and FHLB and FRB stock, at cost.
(2)	Consists of federal funds purchased, FHLB advances, notes payable, repurchase agreements and subordinated debentures.
(3)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities on a tax-equivalent basis.
(4)	Net interest margin is net interest income divided by average interest-earning assets on a tax-equivalent basis.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.
(6)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due 90 days or more (of which we have none).
(7)	Nonperforming assets consist of nonperforming loans, foreclosed assets and repossessions.

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with generally accepted accounting policies (GAAP). These non-GAAP financial measures are “return on average tangible equity,” “return on average tangible assets,” “average tangible equity to average tangible assets” and “tangible book value per share.” Our management uses these non-GAAP measures in its analysis of CapitalSouth’s performance.

“Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets. “Return on average tangible assets” is defined as earnings for the period divided by average assets reduced by average goodwill and other intangible assets. Our management includes these measures because it believes that they are important when measuring CapitalSouth’s performance against entities with higher levels of goodwill and other intangibles. These measures are used by many investors as part of their analysis of the bank holding company’s performance.

“Average tangible equity to average tangible assets” is defined as average total equity reduced by recorded average intangible assets divided by average total assets reduced by recorded average intangible assets. This measure is important to many investors in the marketplace who are interested in the equity to assets ratio exclusive of the effect of changes in average intangible assets on average equity and average total assets.

“Tangible book value per share” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. This measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of the company.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share amounts)
Book value of equity	$36,874	$25,130	$23,273	$23,959	$22,829
Intangible assets	1,277	7	8	9	10

Book value of tangible equity	$35,597	$25,123	$23,265	$23,950	$22,819

Average assets	$369,949	$308,200	$270,333	$230,497	$214,690
Average intangible assets	450	8	9	10	11

Average tangible assets	$369,499	$308,192	$270,324	$230,487	$214,679

Return on average assets	0.70%	0.61%	0.55%	0.52%	0.40%
Effect of average intangible assets	—	—	—	—	—

Return on average tangible assets	0.70%	0.61%	0.55%	0.52%	0.40%

Average equity	$26,452	$24,158	$22,802	$24,530	$21,944
Average intangible assets	450	8	9	10	11

Average tangible equity	$26,002	$24,150	$22,793	$24,520	$21,933

Return on average equity	9.74%	7.77%	6.57%	4.93%	3.91%
Effect of average intangible assets	0.17	—	—	—	—

Return on average tangible equity	9.91%	7.77%	6.57%	4.93%	3.91%

Average equity to average assets	7.15%	7.84%	8.43%	10.64%	10.22%
Effect of average intangible assets	0.11	—	—	—	—

Average tangible equity to average tangible assets	7.04%	7.84%	8.43%	10.64%	10.22%

Per Common Share:
Book value	$12.93	$11.21	$10.44	$10.38	$9.93
Effect of intangible assets	0.45	—	—	—	—

Tangible book value	$12.48	$11.21	$10.44	$10.38	$9.93

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of December 31, 2005, we had total assets of approximately $423.5 million, total net loans of approximately $323.4 million, total deposits of approximately $329.4 million and stockholders’ equity of approximately $36.9 million. Net income for the year ended December 31, 2005 was $2.6 million, or $1.13 and $1.12 per basic and diluted share, respectively, compared to net income of $1.9 million, or $0.84 and $0.83 per basic and diluted share, respectively, for the comparative period in 2004.

Our primary source of revenue is net interest income. Our net interest income accounted for 83.6% of gross revenue for the year ended December 31, 2005 as compared to 83.0%, and 78.9%, for 2004 and 2003, respectively. An analysis of net interest income is provided in the subsection entitled net interest income below.

Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our net interest income generation are credit risk and interest rate risk.

During the last three years, we have experienced an improving trend in credit quality as net charge-offs have decreased and nonperforming assets have remained at a satisfactory level. We manage credit risk through sound underwriting practices in connection with loan origination and ongoing review systems during the life of the loans. These procedures are discussed in more detail in the loan origination section below.

Short-term interest rates, including the prime lending rate, have increased dramatically over the last year. In contrast, longer term interest rates have declined or remained relatively stable resulting in a flattening yield curve. During this period of changing interest rates, our net interest margin has improved. We manage interest rate risk with a monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with a simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management sections below.

Our strategy is to continue to increase our presence in our primary markets in the Birmingham, Huntsville and Montgomery metropolitan markets in Alabama and to expand our presence in the Jacksonville, Florida market. We entered the Jacksonville market in July 2005. The Jacksonville market has experienced rapid growth over the last ten years and has demographics that fit our business model. We also plan to continue utilizing our loan production offices through our Business Capital Group to increase our noninterest income generated from gain on sale of loans. Our Ft. Lauderdale loan production office is fully staffed, and we are currently interviewing to fill vacancies in our Atlanta and Tampa offices.

Critical Accounting Policies and Estimates

Our accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry. Management makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Different assumptions in the application of these methods or policies could result in material changes in our financial statements. As such, the following policies are considered “critical accounting policies” for us.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:

•	specific known risks;

•	our loan loss experience;

•	adverse situations that may affect a borrower’s ability to repay;

•	the status and amount of past due and nonperforming assets;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which management believes affect the allowance for loan losses.

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary banks’ boards of directors on a monthly basis. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance by an individual independent of the lending function. We have outsourced loan review of loans in excess of $3 million to an experienced loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is calculated based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance affect our earnings directly.

While it is our policy to charge-off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Carrying Value of Securities

Securities designated as available-for-sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available-for-sale is excluded from net income and is reported, net of deferred taxes, as a component of stockholders’ equity as accumulated other comprehensive income (loss). Securities held-to-maturity are carried at amortized cost, as CapitalSouth has the ability, and management has the positive intent, to hold these securities to maturity. Premiums and discounts on securities are amortized and accreted according to the interest method.

Treatment of Derivative Financial Instruments and Hedging Activities

As part of its overall interest rate risk management activities, CapitalSouth utilizes derivative instruments (i) to modify the re-pricing characteristics of assets and liabilities and (ii) to serve as an economic hedge of the fair value risk of fixed-rate liabilities. The primary instruments utilized by CapitalSouth are interest rate swaps. The fair values of these derivative financial instruments are based on dealer quotes and are recorded as an asset or liability and are recognized on the balance sheet at fair value.

Accounting for Stock-Based Compensation

In the third quarter of 2005, CapitalSouth elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004). Under the modified retrospective method, the impact on the financial statements for the year ended December 31, 2005 is immaterial due to the fact that we have no unvested options and we have granted only 3,000 additional options through December 31, 2005 and recorded stock based compensation expense of approximately $15,000 related to these shares.

Treatment of Deferred Tax Assets

Management’s determination of the realization of deferred tax assets is based upon its judgment of various future events and uncertainties, including the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax assets. Management believes that CapitalSouth will generate sufficient operating earnings to realize the deferred tax benefits. Examinations of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes.

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Results of Operations

We reported net income for 2005 of $2.6 million versus net income for 2004 of $1.9 million. Our net income for 2003 was $1.5 million. In 2005, basic net income was $1.13 per share and $1.12 per diluted share, respectively. In 2004, basic net income was $0.84 per share and $0.83 per diluted share, respectively. For 2003, basic net income was $0.66 per share and $0.65 per diluted share, respectively.

Net income in 2005 was above the 2004 level as a result of our increased net interest spread. Our overhead also increased in 2005 as a result of opening three additional banking offices (one of which, operating under the trade name “Banco Hispano,” was designed to serve the Latino banking community in the Birmingham metropolitan area) and the renovation of our operations center. As of December 31, 2005, we had 9 banking offices, including our headquarters office, three loan production offices and 124 full time equivalent employees. We expect to continue to expand our banking office network and our employee base in 2006. However, we are mindful of the fact that growth and increasing the number of offices add expenses (such as administrative costs, occupancy, salaries and benefits expenses) before earnings. This is especially the case with respect to offices in new market areas.

The following table summarizes the components of income and expense and the changes in those components for the past three years.

Condensed Consolidated Statements of Income

For the Years Ended December 31,

	2005	Change from the Prior Year		2004	Change from the Prior Year		2003
		Amount	%		Amount	%
	(Dollar amounts in thousands)
Interest income	$21,919	$6,709	44.1%	$15,210	$2,354	18.3%	$12,856
Interest expense	8,876	3,702	71.6	5,174	98	1.9	5,076

Net interest income	13,043	3,007	30.0	10,036	2,256	29.0	7,780
Provision for loan losses	914	67	7.9	847	27	3.3	820

Net interest income after provision for loan losses	12,129	2,940	32.0	9,189	2,229	32.0	6,960
Noninterest income	2,552	492	23.9	2,060	(19)	(0.9)	2,079
Noninterest expense	10,840	2,451	29.2	8,389	1,463	21.1	6,926

Income before provision for income taxes	3,841	981	34.3	2,860	747	35.4	2,113
Provision for income taxes	1,264	281	28.6	983	367	59.6	616

Net income	$2,577	$700	37.3%	$1,877	$380	25.4%	$1,497

Further explanation, with year-to-year comparisons of the income and expense, is provided below.

Net Interest Income

In 2005, net interest income was $13.0 million or 30.0% more than the 2004 level of $10.0 million, which in turn was 29.0% more than the 2003 level of $7.8 million.

Total interest income in 2005 was $21.9 million, a 44.1% increase over the 2004 level of $15.2 million, which was 18.3% higher than the 2003 level of $12.9 million. The year-over-year increase in interest income in 2005 was the result of earning asset growth and increasing interest rates for the full year. The increase in interest income in 2004 compared with 2003 was the result of increasing rates for the second half of 2004. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rates were 6.19%, 4.34%, and 4.13% for the years 2005, 2004, and 2003, respectively.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the years ended December 31, 2005, 2004, and 2003. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain nonaccrual loans is recognized on a cash basis.

	Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earnings assets:
Loans, net of unearned income	$280,418	$19,427	6.93%	$225,681	$12,846	5.69%	$189,907	$10,533	5.55%
Investment securities	61,309	2,316	3.78	65,863	2,342	3.56	64,882	2,288	3.53
Other earning assets	7,698	297	3.86	3,615	116	3.22	4,473	131	2.93

Total earning assets	349,425	22,040	6.31	295,159	15,304	5.19	259,262	12,952	5.00

Other assets	20,524			13,041			11,071

Total assets	$369,949			$308,200			$270,333

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	$12,252	54	0.44	$15,330	76	0.50	$18,846	130	0.69
Money market accounts	76,431	2,067	2.70	45,365	823	1.81	28,130	475	2.16
Savings deposits	3,740	13	0.35	3,843	13	0.34	3,251	26	0.79
Time deposits < $100,000	134,632	4,271	3.17	103,172	2,349	2.28	97,861	2,560	2.33
Time deposits > $100,000	26,067	750	2.88	22,594	440	1.95	19,648	403	2.05
State of Alabama time deposits	5,780	167	2.89	5,780	69	1.19	5,891	64	1.09
Federal funds purchased	10,117	320	3.16	22,370	393	1.76	16,404	205	1.25
FHLB Advances	9,685	412	4.25	14,402	562	3.90	20,707	884	4.27
Repurchase agreements	12,490	368	2.95	12,550	175	1.39	7,891	86	1.09
Subordinated debentures	5,740	379	6.60	5,000	232	4.63	5,000	225	4.50
Other borrowings	1,655	75	4.53	1,205	42	3.61	1,205	18	1.55

Total interest-bearing liabilities	298,589	8,876	2.97	251,611	5,174	2.06	224,834	5,076	2.26

Net interest spread		$13,164	3.34		$10,130	3.13		$7,876	2.74

Noninterest-bearing demand deposits	41,163			30,283			21,484
Accrued expenses and other liabilities	3,745			2,148			1,213
Stockholders’ equity	26,844			24,476			22,948
Unrealized gain (loss) on securities	(392)			(318)			(146)

Total liabilities and stockholders’ equity	$369,949			$308,200			$270,333

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.43			0.30			0.30

Net interest margin			3.77%			3.43%			3.04%

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expenses on a Tax-Equivalent Basis
	2005 Compared to 2004 Increase (Decrease) in Interest Income and Expense Due to Changes in:			2004 Compared to 2003 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$3,792	$2,789	$6,581	$2,036	$277	$2,313
Investment securities	(172)	146	(26)	35	19	54
Other earning assets	158	23	181	(28)	13	(15)

Total earning assets	3,778	2,958	6,736	2,043	309	2,352

Interest-bearing liabilities:
NOW accounts	(14)	(8)	(22)	(17)	(37)	(54)
Money market accounts	849	395	1,244	313	35	348
Savings deposits	—	—	—	2	(15)	(13)
Time deposits< $100k	998	924	1,922	121	(332)	(211)
Time deposits> $100k	100	210	310	57	(20)	37
State of Alabama time deposits	—	98	98	(1)	6	5
Federal funds purchased	(388)	315	(73)	101	87	188
FHLB advances	(201)	51	(150)	(227)	(95)	(322)
Repurchase agreements	(2)	195	193	65	24	89
Other borrowings	70	111	181	—	31	31

Total interest-bearing liabilities	1,412	2,291	3,703	414	(316)	98

Increase in net interest income	$2,366	$667	$3,033	$1,629	$625	$2,254

Provision for Loan Losses

The provision for loan losses charged to operations during 2005 was $914,000 compared to $847,000 in 2004, and $820,000 in 2003. In 2005, net charge-offs totaled $258,000, compared with $313,000 for 2004, and $475,000 for 2003. Net charge-offs as a percentage of average loans were 0.09% in 2005, 0.14% in 2004, and 0.25% in 2003.

The increase in our provision for loan losses in 2005 relative to 2004 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased by $67.9 million from year-end 2004 to year-end 2005, compared with an increase of $53.0 million from year-end 2003 to year-end 2004. We anticipate that our provision for loan losses will continue to increase to provide an adequate allowance for loan losses related to growth in our loan portfolio.

We have outsourced a portion of our loan review function to an experienced loan review company whose primary function is to effectively monitor the quality of our loan portfolio, determine compliance with applicable laws and regulations, assess loan policies, validate the internal loan risk management system and provide enhancements to strengthen our credit culture. The loan review company reviews all loans in excess of $3 million, which loans average approximately 15% of our loan portfolio, and conducts this loan review approximately two times per year. In addition, we review our loan portfolio on a monthly basis to check on loan status and whether any loans need to be classified. We are transitioning some of the loan review functions to staff we plan to hire. Our loan review findings are presented to our management and board of directors.

Noninterest Income

Total noninterest income was $2.6 million for 2005 and $2.1 million for each of 2004 and 2003. The following table presents the primary components of noninterest income for 2005, 2004, and 2003.

	For the Years Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(Dollar amounts in thousands)
Service charges and fees on deposit accounts	$967	20.7%	$801	40.3%	$571
Business Capital Group Loan Income	1,031	28.9	800	(14.3)	934
Gain on sale of securities	—	0.0	1	(99.3)	150
Other income	554	21.0	458	8.0	424

Total noninterest income	$2,552	23.9%	$2,060	(0.9)%	$2,079

Total service charges, including non-sufficient funds fees, were $967,000, or 37.9% of total noninterest income for 2005, compared with $801,000, or 38.9% for 2004 and $571,000 or 27.5% for 2003. The year-over-year increase is a direct reflection of the growth in our core transaction deposit accounts and changes to our fee schedule. At the end of 2005, we had 6,149 transaction accounts compared with 5,796 transaction accounts at the end of 2004. We anticipate this growth will continue in 2006 due to the expansion of our banking offices and staffing and the focus on marketing in core deposits.

The increase in Business Capital Group loan income from 2004 to 2005 was due to an increase in sales and referrals of loans by our Business Capital Group during 2005. Business Capital Group loan income decreased 14.3% between 2003 and 2004, primarily due to delayed closings which resulted in the income not being recognizable in 2004. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.

There were no gains on sales of available-for-sale securities in 2005 compared to $1,000 in 2004.

The increase in other income in 2005 compared with 2004 was primarily due to an increase in investment banking income related to underwriting activity and increased loan document service fees. Periodically CapitalSouth has participated in municipal bond offerings and has recognized underwriting income at the time the offerings closed. We had $87,000 in underwriting income in 2005, compared to approximately $37,000 in underwriting income in 2004. Other income also includes income on bank-owned life insurance. Life insurance with cash surrender values in the amounts of approximately $4.4 million and $4.2 million at December 31, 2005 and 2004, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense

Total noninterest expense for 2005 was $10.8 million, compared to $8.4 million in 2004 and $6.9 million in 2003. Noninterest expense for 2005 included an increase of approximately $1.3 million in salaries and benefits as a result of growth within our core banking markets. The following table represents the components of noninterest expense for the years ended December 31, 2005, 2004, and 2003.

Noninterest Expense

	For the Years Ended December 31,
	2005	Percent Change	2004	Percent Change	2003
	(Dollar amounts in thousands)
Salaries and benefits	$6,061	27.1%	$4,768	28.8%	$3,701
Furniture and equipment	986	36.6	722	5.7	683
Professional fees	585	(9.0)	643	2.2	629
Advertising and marketing	325	(6.6)	348	104.7	170
Occupancy	730	15.9	630	15.8	544
Other expense	2,153	68.5	1,278	6.6	1,199

Total noninterest expense	$10,840	29.2%	$8,389	21.1%	$6,926

Total salaries and benefits for 2005 increased by 27.1% over 2004 and 2004 increased by 28.8% over the 2003 level. The increase in salaries and benefits is related to our banking office openings and other staff additions to accommodate our growth. As of December 31, 2005, we had 124 full time equivalent employees compared to 86 at December 31, 2004 and 77 as of December 31, 2003.

Our professional fees for 2005 decreased by 9.0% compared to 2004 levels. Our 2005 professional fees included a reversal of a litigation reserve for a potential claim that is no longer applicable. Reversal of the reserve during 2005 led to the reduction in professional fees.

Our advertising and marketing expenses declined slightly in 2005 compared with 2004 though we continued our expansion efforts in 2005 with the opening of a new Jacksonville, Florida office, a new Banco Hispano office in the Birmingham metropolitan area, and a new Montgomery office. Our advertising and marketing expenses increased 104.7% in 2004 compared with 2003 as a result of the advertising related to the opening of a new banking office in Huntsville, Alabama, which was a new market for CapitalSouth, the opening of a new banking office in the Birmingham metropolitan area that focuses on serving the Latino market, and general marketing to support our efforts to grow our core deposits. In June 2004, we embarked on a concentrated marketing strategy to increase our core deposits, thereby reducing our reliance on non-core funding and borrowings from the Federal Home Loan Bank of Atlanta.

Our occupancy expense increased each year primarily as a result of higher rent and custodial expenses related to new leased offices opened during the applicable time frame.

Our other expense for 2005 increased by 68.5% over 2004 due to several factors. During 2005, we converted to imaged documents for deposit accounts and internal documents which resulted in the re-design of these documents and write-off of the existing inventory of internal documents, a one-time increase in our expense of approximately $100,000. We also recognized an additional $98,000 in ORE write-downs during 2005 compared to 2004. Other expenses also increased due to our growth, as we added three new locations and additional staff in 2005.

Income Taxes

We recorded provision for income taxes of $1,264,000 in 2005, compared with $983,000 in 2004, and $616,000 in 2003. Our effective tax rates for 2005, 2004, and 2003 were 32.9%, 34.4%, and 29.2%, respectively.

Our primary permanent differences are related to tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to be consistent with 2005 in 2006.

Balance Sheet

We ended 2005 with total assets of $423.5 million, a 25.4% increase over the year-end 2004 level of $337.7 million. Our asset growth is directly related to deposit growth and the funds available to us for investment. In 2005, our total assets increased primarily due to organic growth in our loan portfolio and the purchase of a $28 million loan pool in December of 2005. We opened three new locations in 2005 and two new locations in 2004.

Loans

Our loan demand has been strong. Total loans increased 26.5% from year-end 2004 to year-end 2005 and 25.6% from year-end 2003 to year-end 2004. The following table presents a summary of the loan portfolio by category for the last five years.

Loans Outstanding, including Loans Held for Sale

	As of December 31,
	2005	Percent Change	2004	Percent Change	2003	Percent Change	2002	Percent Change	2001
	(Dollar amounts in thousands)
Commercial	$48,041	16.19%	$41,347	57.10%	$26,318	(0.61)%	$26,480	16.29%	$22,770
Real estate-construction	93,002	35.63	68,571	24.35	55,145	52.47	36,168	80.95	19,988
Real estate-mortgage	178,476	31.90	135,308	25.86	108,450	21.47	89,284	20.98	73,798
Consumer	7,702	(42.87)	13,482	(16.20)	16,087	(30.20)	23,031	(6.58)	24,653

Total loans	$327,221	26.48%	$258,708	25.59%	$206,000	17.74%	$174,963	23.90%	$141,209

In 2003, we increased the focus of our lending efforts in commercial lending. CapitalSouth Bank added two additional commercial loan officers in mid-2003, and Capital Bank added an additional commercial loan officer in late 2003. As a result, commercial loans increased from approximately $26.3 million in 2003 to $41.3 million in 2004, a 57.10% increase over the prior period. Commercial lending continues to be a focus for the bank and as a result, our portfolio increased 16.19% in 2005 compared to 2004. Real estate construction loans increased in 2005 compared to 2004 due to the robust real estate market in the Company’s market areas. Real estate mortgage loans increased $43.2 million, of which $28 million is due to the loan pool purchase of adjustable rate first mortgages completed in December 2005. Installment loans have decreased in each of 2004 and 2005 from 2001 levels, due in part to our decision to discontinue our purchase of automobile loan pools, which contributed to the overall year-over-year decrease in the installment loan portfolio.

As of December 31, 2005, substantially all of our loans currently are to customers located in Alabama. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.

Asset Quality

The following table presents a summary of changes in the allowances for loan losses for the past five years. Our net charge-offs as a percentage of average loans for 2005 was significantly lower than 2004 and 2003 at 0.09%, 0.14%, and 0.25%, respectively. The largest number of our charge-offs are on installment loans, which are no longer a part of our business plan. These charge-offs have declined in each of 2005, 2004, and 2003, and should continue to decline over time as our installment loan portfolio matures. We have experienced a slight increase in the level of nonperforming assets in 2005 at $1.8 million compared to 2004 at $1.7 million with an improvement compared to 2003 at $2.0 million.

Analysis of Changes in Allowance for Loan Losses

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$3,200	$2,666	$2,321	$1,861	$2,717
Provision for loan losses	914	847	820	877	813
Allowance for purchased receivables	—	—	—	—	180

Sub-total	4,114	3,513	3,141	2,738	3,710

Charge-off loans:
Real estate loans	134	86	200	101	303
Installment loans	140	269	360	453	1,060
Commercial loans	78	83	15	19	740

Total charged-off	352	438	575	573	2,103

Recoveries of charge-off loans:
Real estate loans	19	13	13	1	32
Installment loans	75	68	84	133	202
Commercial loans	—	44	3	22	20

Total recoveries	94	125	100	156	254

Net charged-off loans	258	313	475	417	1,849

Allowance for loan losses – end of period	$3,856	$3,200	$2,666	$2,321	$1,861

As a percentage of year-to-date average loans:
Net loans charged-off	0.09%	0.14%	0.25%	0.27%	1.33%
Provision for loan losses	0.33	0.38	0.43	0.58	0.59

Allowance for loan losses as a percentage of:
Year end loans	1.18%	1.24%	1.30%	1.35%	1.32%
Nonperforming assets	214.82	190.45	131.07	98.87	86.60

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	Amount	2005	Amount	2004	Amount	2003	Amount	2002	Amount	2001
		Percent of loans in each category to total loans		Percent of loans in each category to total loans		Percent of loans in each category to total loans		Percent of loans in each category to total loans		Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial loans	$661	14.7%	373	16.0%	$216	12.8%	$242	15.2%	$213	16.1%
Real estate-construction	999	28.4	604	26.5	480	26.9	306	20.8	124	14.2
Real estate-mortgage	2,023	54.5	1,736	52.3	1,382	52.4	1,203	50.7	886	52.3
Installment	172	2.4	354	5.2	513	7.9	440	13.3	517	17.4
Unallocated	1	—	133	—	75	—	130	—	121	—

Total	$3,856	100.0%	$3,200	100.0%	$2,666	100.0%	$2,321	100.0%	$1,861	100.0%

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2005:

Maturities of Loan Portfolio

	Within one year	After one through five years	After five years	Total
	(Dollar amounts in thousands)
Commercial	$22,036	$24,705	$1,300	$48,041
Real estate—construction	77,681	12,269	3,052	93,002
Real estate—mortgage	26,655	95,934	55,887	178,476
Installment	4,233	3,028	441	7,702

Total loans	$130,605	$135,936	$60,680	$327,221

Fixed-rate loans	$3,330	$54,895	$11,664	$69,889
Variable-rate loans	127,275	81,041	49,016	257,332

Total loans	$130,605	$135,936	$60,680	$327,221

Nonperforming Assets

Nonaccrual loans totaled $1.7 million, $1.3 million, and $1.7 million as of December 31, 2005, 2004, and 2003, respectively. The nonaccrual loans at December 31, 2005 included $1.3 million in real estate mortgage loans and $375,000 in commercial loans. All of these loans have been written down to the fair market value of the collateral. There are no loans 90 days or more past due that remain on an accruing status at the end of each of these periods. There are no commitments to lend additional funds to customers with loans on nonaccrual status at December 31, 2005. The table below summarizes our nonperforming assets for the last five years.

Nonperforming Assets

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands)
Nonaccrual loans	$1,684	$1,299	$1,649	$2,205	$1,278
Other real estate owned and repossessions	111	381	385	143	871

Total nonperforming assets	$1,795	$1,680	$2,034	$2,348	$2,149

Investment Securities and Other Assets

The following table indicates the amortized cost of the portfolio of investment securities held-to-maturity at the end of the last three years:

	Amortized Cost As of December 31,
	2005	2004	2003
	(Dollar amounts in thousands)
Investment Securities Held-to-Maturity:
U.S. government agency securities	$10,991	$11,005	$—
Municipal securities	4,748	5,231	5,231
Mortgage-backed securities	7,942	10,511	14,544
Collateralized mortgage obligation	5,475	6,314	6,878

Total investment securities held to-maturity	$29,156	$33,061	$26,653

The following table indicates the fair value of the portfolio of investment securities available-for-sale at the end of the last three years:

	Fair Value As of December 31,
	2005	2004	2003
	(Dollar amounts in thousands)
Investment Securities Available-for-Sale:
U.S. government agency securities	$23,216	$11,279	$22,837
Mortgage-backed securities	12,295	16,850	17,937
Municipal securities	355	223	—
Other securities	570	570	1,622

Total investment securities available-for-sale	$36,436	$28,922	$42,396

The amortized cost of securities in our portfolio totaled $66.5 million at December 31, 2005, compared to $62.4 million at December 31, 2004. The increase in the securities portfolio was due to purchases of additional securities to replace the paydowns on our mortgage-backed securities portfolio and in reaction to changes needed in our balance sheet structure noted in our asset liability modeling. The following table provides the amortized cost of our securities as of December 31, 2005 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost

As of December 31, 2005

	Less than one year	One year to five years	Five years to ten years	More than ten years
	(Dollar amounts in thousands)
Agency bonds	$7,493,136	$26,072,889	$1,000,000	$—
Agency issued pools	—	9,226,192	6,859,841	4,661,538
Asset-backed & CMOs	—	—	—	5,475,197
Municipal—tax exempt	140,000	3,043,955	1,093,130	826,927
Other	—	—	—	570,000

Total	$7,633,136	$38,343,036	$8,952,971	$11,533,662

Tax equivalent yield	2.60%	3.96%	3.82%	3.80%

All securities held are traded in liquid markets. As of December 31, 2005, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of year end 2005, the book value and market value of the securities from each of these issuers are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$26,084	$25,005
Federal Home Loan Mortgage Corporation	23,585	23,146
Federal Home Loan Bank	10,120	9,937

At December 31, 2005, we had $112,000 in federal funds sold compared with $199,000 at December 31, 2004.

Deposits and Other Borrowings

Total deposits increased by 26.0% from year-end 2004 to year-end 2005 due to our continued focused marketing to develop our core deposit base and due to our continued banking office expansion. We believe that our deposits will continue to increase in 2006 as a result of recently opened banking offices and deposit campaigns planned to expand existing customer relationships as well as developing new customer relationships.

Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $44.7 million as of December 31, 2005, compared to $41.7 million at December 31, 2004. Our reliance on these sources of funding was greatly reduced for the majority of the year; however, the purchase of the pool of loans in December of 2005 resulted in an increase in our reliance on overnight borrowings. We anticipate our use of these funds to decline in 2006.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of December 31, 2005:

Borrow Date	Type	Principal	Term	Rate	Maturity
9/29/1998	Convertible Advance	$3,000,000	10 years	4.60%	2/29/2008
10/1/1998	Convertible Advance	$3,000,000	10 years	4.94%	10/1/2008

				4.77%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub heading “Net Interest Income.”

Interest Rate Sensitivity

Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of our earning assets and liabilities with defined time periods is referred to as “gap” analysis. At December 31, 2005, our cumulative one-year gap was a negative (or liability sensitive) $69.8 million, or 17.8% of total earning assets. This means we have more interest-bearing liabilities expected to reprice within one year than interest-earning assets. The re-pricing of our liabilities in today’s rising rate environment is expected to put pressure on our margin; however, we continue to take measures to mitigate this impact. We have grown our noninterest-bearing sources of funds and have changed the mix of our interest-bearing sources to lower-cost sources. The longer maturity earning assets are in our securities portfolio; the following table does not take into consideration the cash flows that occur due to payments on mortgage-backed securities or any call features. Approximately 62% of our loan portfolio is variable rate and reflected in the category “Within Three Months” because these loans reprice with changes primarily in the prime lending rate or LIBOR.

Interest Rate Gap Analysis As of December 31, 2005
	Within three months	After three months but within one year	After one year but within five years	After five years and non-rate sensitive	Total
	(Dollar amounts in thousands)
Assets
Loans and leases	$203,941	$16,808	$91,853	$14,619	$327,221
Securities Portfolio	140	7,353	55,071	3,028	65,592
Federal funds sold	112	—	—	—	112

Total interest-earning assets	204,193	24,161	146,924	17,647	392,925

Liabilities
Transaction accounts	1,512	—	—	—	1,512
Money market deposit accounts	94,494	—	—	—	94,494
Other savings accounts	3,663	—	—	—	3,663
Certificates of deposit	42,663	97,613	36,709	—	176,985
State of Alabama time deposit open account	5,780	—	—	—	5,780
Federal funds purchased	26,941	—	—	—	26,941
Repurchase agreements	11,778	—	—	—	11,778
Subordinated debentures	7,733	—	—	—	7,733
Long term debt	6,000	—	—	—	6,000

Total interest-bearing liabilities	200,564	97,613	36,709	—	334,886
Interest sensitivity gap	$3,629	$(73,452)	$110,215	$17,647	$58,039

Cumulative sensitivity gap	$3,629	$(69,823)	$40,392	$58,039

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At December 31, 2005, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $47.1 million. Additionally, we had available to us a $2.0 million unsecured line of credit with our primary correspondent bank and our subsidiary banks had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $19 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, we issued 600,000 shares of common stock in an initial public offering closed in December 2005. We issued an additional 90,000 shares pursuant to an over-allotment option exercised by the underwriters in January 2006. The initial public offering provided immediate liquidity but primarily will provide us with the capital necessary to support an increase in our holdings of financial instruments, which will principally be funded through the growth of our deposit base. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The proceeds from the initial public offering were applied to the repayment of $3.0 million in CapitalSouth debt, with $5.0 million injected into the capital at CapitalSouth Bank to support continued growth of our lending activities and continued growth and expansion of our current markets.

The following table reflects the contractual maturities of our term liabilities as of December 31, 2005. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

Contractual Obligations

As of December 31, 2005

	Total	One year or less	Over one to three years	Over three to five years	More than five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$176,985	$140,276	$36,458	$251	$—
Federal funds purchased and securities sold under agreement to repurchase	38,719	38,719	—	—	—
FHLB borrowings	6,000	—	6,000	—	—
Operating lease obligations	892	297	470	125	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$230,329	$179,292	$42,928	$376	$7,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	The junior subordinated debentures have $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,578,000 after September 15, 2010.

Capital Resources

The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank.

			Actual
	Well Capitalized	Adequately Capitalized	CapitalSouth Bancorp	CapitalSouth Bank	Capital Bank
December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1

December 31, 2004
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.6%	9.2%	25.0%
Total capital to risk adjusted assets	10.0	8.0	12.9	10.4	26.3
Tier 1 capital to average assets	5.0	4.0	9.3	7.3	20.7

December 31, 2003
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.3%	10.6%	38.4%
Total capital to risk adjusted assets	10.0	8.0	14.6	11.8	39.6
Tier 1 capital to average assets	5.0	4.0	10.2	8.1	29.8

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein concerning CapitalSouth have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Our interest rate risk management is the responsibility of the Asset/Liability Committee of each of our subsidiary banks (the Asset/Liability Committee). The Asset/Liability Committee has established policies and limits for management to monitor, measure and coordinate our sources, uses and pricing of funds. The Asset/Liability Committee makes reports to the board of directors on a monthly basis.

Recent Accounting Developments

On November 13, 2003, the EITF reached a consensus on EITF Issue No. 03-1, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” In 2005, the FASB issued FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which nullifies certain provisions of EITF Issue No. 03-1, while retaining the disclosure requirements that have previously been adopted by the Company. The adoption of FSP No. 115-1 did not have a material impact on the Company’s financial statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investors initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP have not had and are not expected to have a material impact on the Company’s financial statements. The Company applied SOP No. 03-3 in its acquisition of a pool of mortgage loans with gross principal balances of approximately $28.1 million. These loans were recorded at fair value.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised), Share-Based Payment (SFAS 123R). This standard amends SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. On July 1, 2005, in accordance with the standard’s early adoption provisions, the Company began accounting for stock options and other share-based payments using the modified-retrospective application method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 on its balance sheets, statements of income, or cash flows to be material.

Item 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Interest rate risk is one of the most significant market risks affecting CapitalSouth Bank and Capital Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to changes in market interest rates that could adversely affect our net interest income or market value of equity. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the boards of directors of our subsidiary banks, and carried out by the Asset/Liability Committee. The Committee’s objectives are to manage exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon while, at the same time, ensuring a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for the repricing characteristics of new business flow, pricing of deposit products, and investment security purchase and sale strategies.

Our primary measurement of interest rate risk consists of projections of earnings at risk, which is determined through computerized modeling. The modeling assumes a static balance sheet, and incorporates the balances, rates, maturities and repricing characteristics of all of our subsidiary banks’ existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is first computed under the model assuming no change in market interest rates. These results are then compared to the results of other interest rate scenarios where interest rates are moved (shocked) up and down 100 and 200 basis points (BP). Time horizons of 6 months, 1 year, 2 years, and 5 years are analyzed. The impact of embedded options in products such as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. We compare the changes in net interest income in the shock-up and shock-down scenarios to the net interest income in an unchanged rate scenario. The Asset/Liability Committee utilizes the results of this modeling (shock modeling) to quantify the estimated exposure of net interest income to changes in market interest rates.

The results of the December 31, 2005 shock modeling, combining both our subsidiary banks’ models, suggested an exposure in the level of net interest income to decreasing interest rates for the next 12-month period. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.

Interest Rate Risk

Income Sensitivity Summary

As of December 31, 2005

	Down 200 BP	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$11,881	$12,491	$13,043	$13,861	$13,930
$ change net interest income	(1,162)	(552)		818	887
% change net interest income	(8.91)%	(4.23)%		6.27%	6.80%

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure you that our actual net interest income would increase or decrease by the amounts computed by the simulations.

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

Off-Balance Sheet Arrangements

We are party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making these commitments as we do for on-balance-sheet instruments.

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2005, 2004, and 2003 is presented in the following table.

	As of December 31,
	2005	2004	2003
	(Dollar amounts in thousands)
Commitments to extend credit	$58,370	$47,850	$40,453
Standby letters of credit	3,164	593	590

	$61,534	$48,443	$41,043

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, we obtain on an extension of credit is based on our credit evaluation of the customer.

We have entered into two interest rate swap contracts to manage our fixed rate interest exposure on Federal Home Loan Bank of Atlanta advances. At December 31, 2005 and 2004, CapitalSouth’s aggregate notional principal amount of interest rate swaps totaled $6.0 million.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

CapitalSouth Bancorp:

We have audited the accompanying consolidated balance sheets of CapitalSouth Bancorp and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapitalSouth Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Birmingham, Alabama

March 17, 2006

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents.	$10,585,682	3,919,236
Federal funds sold	111,846	199,048
Securities available–for–sale	36,436,316	28,922,128
Securities held–to–maturity, fair values of $28,381,029 and $32,967,352 in 2005 and 2004, respectively	29,155,869	33,060,740
Federal Home Loan Bank stock.	2,122,400	1,941,200
Federal Reserve Bank stock	741,700	594,250
Loans held–for–sale	55,758	100,930
Loans.	327,165,217	258,607,565
Allowance for loan losses	(3,856,092)	(3,200,150)

Net loans	323,309,125	255,407,415
Premises and equipment, net	10,707,683	5,446,057
Bank–owned life insurance.	4,382,341	4,204,424
Other assets	5,899,173	3,900,755

Total assets	$423,507,893	337,696,183

Liabilities and Stockholders’ Equity
Deposits:
Interest–bearing.	$282,433,935	222,831,302
Noninterest–bearing	46,995,451	38,699,432

Total deposits	329,429,386	261,530,734
Federal funds purchased.	26,940,900	17,352,900
Borrowed funds	6,000,000	10,851,408
Repurchase agreements.	11,778,476	13,517,337
Note payable	—	1,205,000
Subordinated debentures.	7,733,000	5,000,000
Other liabilities	4,752,221	3,108,484

Total liabilities	386,633,983	312,565,863

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 and 5,000,000 shares in 2005 and 2004, respectively; issued 2,937,500 and 2,326,513 shares in 2005 and 2004, respectively; outstanding 2,852,670 and 2,241,683 shares at December 31, 2005 and 2004, respectively	2,937,500	2,326,513
Treasury stock, at cost, 84,830 shares in 2005 and 2004	(1,255,060)	(1,255,060)
Paid–in surplus	24,490,875	15,103,438
Retained earnings	11,271,215	9,204,255
Accumulated other comprehensive loss, net	(570,620)	(248,826)

Total stockholders’ equity.	36,873,910	25,130,320

Total liabilities and stockholders’ equity.	$423,507,893	337,696,183

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$19,411,739	12,845,987	10,532,673
Interest on securities	2,316,414	2,347,577	2,304,802
Interest on federal funds sold.	191,291	16,242	18,842

Total interest income.	21,919,444	15,209,806	12,856,317

Interest expense:
Interest on deposits	7,322,337	3,769,789	3,657,710
Interest on debt	1,554,051	1,404,402	1,419,039

Total interest expense	8,876,388	5,174,191	5,076,749

Net interest income	13,043,056	10,035,615	7,779,568
Provision for loan losses	913,773	847,305	819,600

Net interest income after provision for loan losses	12,129,283	9,188,310	6,959,968

Noninterest income:
Service charges on deposits	966,845	800,922	570,655
Investment banking income, net	144,697	155,679	66,665
Gain on sale of available–for–sale securities, net	—	693	150,152
Business Capital Group loan income.	1,031,064	799,926	933,834
Bank–owned life insurance	177,917	171,620	175,054
Other noninterest income	231,495	131,302	183,423

Total noninterest income	2,552,018	2,060,142	2,079,783

Noninterest expense:
Salaries and employee benefits	6,060,645	4,767,717	3,700,560
Occupancy and equipment expense	1,715,465	1,351,718	1,226,949
Professional fees.	585,416	643,065	629,355
Advertising	325,461	347,649	169,844
Other noninterest expense	2,153,114	1,278,427	1,199,584

Total noninterest expense.	10,840,101	8,388,576	6,926,292

Income before provision for income taxes.	3,841,200	2,859,876	2,113,459
Provision for income taxes	1,264,318	983,351	616,257

Net income	$2,576,882	1,876,525	1,497,202

Basic earnings per share.	$1.13	0.84	0.66
Basic weighted average shares outstanding.	2,271,878	2,233,506	2,276,382
Diluted earnings per share	$1.12	0.83	0.65
Diluted weighted average shares outstanding.	2,304,349	2,268,886	2,315,222

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Treasury stock	Paid–in surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares outstanding	Amount
Balance, December 31, 2002.	2,308,190	$2,308,590	(400)	14,858,116	6,570,998	222,157	23,959,461
Comprehensive income:
Net income	—	—	—	—	1,497,202	—	1,497,202
Change in unrealized gain (loss) on securities available–for–sale, net	—	—	—	—	—	(660,299)	(660,299)

Total comprehensive income							836,903
Dividends declared ($0.16 per share)	—	—	—	—	(363,363)	—	(363,363)
Issuance of common stock.	4,825	4,825	—	76,550	—	—	81,375
Exercise of stock options	1,500	1,500	—	12,000	—	—	13,500
Treasury stock acquired	(84,430)	—	(1,254,660)	—	—	—	(1,254,660)

Balance, December 31, 2003	2,230,085	2,314,915	(1,255,060)	14,946,666	7,704,837	(438,142)	23,273,216
Comprehensive income:
Net income	—	—	—	—	1,876,525	—	1,876,525
Change in unrealized gain (loss) on securities available–for–sale, net	—	—	—	—	—	189,316	189,316

Total comprehensive income							2,065,841
Dividends declared ($0.18 per share)	—	—	—	—	(377,107)	—	(377,107)
Issuance of common stock	11,598	11,598	—	156,772	—	—	168,370

Balance, December 31, 2004.	2,241,683	2,326,513	(1,255,060)	15,103,438	9,204,255	(248,826)	25,130,320
Comprehensive income:
Net income	—	—	—	—	2,576,882	—	2,576,882
Change in unrealized gain (loss) on securities available–for–sale, net	—	—	—	—	—	(321,794)	(321,794)

Total comprehensive income							2,255,088
Dividends declared ($0.20 per share)	—	—	—	—	(509,922)	—	(509,922)
Issuance of common stock, net of offering expenses	610,887	610,887	—	9,370,290	—	—	9,981,177
Exercise of stock options	100	100	—	1,200	—	—	1,300
Share based compensation.	—	—	—	15,947	—	—	15,947

Balance, December 31, 2005.	2,852,670	$2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,576,882	1,876,525	1,497,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	837,172	566,289	527,690
Provision for loan losses	913,773	847,305	819,600
Deferred tax (benefit) expense.	(298,453)	(133,882)	103,721
Amortization and accretion on securities, net	175,868	350,168	(617,431)
Director fees, paid in common stock	175,190	168,370	81,375
Share based compensation	15,947	—	—
Gain on sale of loans and securities	(17,878)	(151,112)	(206,395)
Loss on disposal of premises and equipment	29,352	—	—
Originations of loans held–for–sale	(287,200)	(576,667)	(954,244)
Proceeds from sale of loans.	350,250	1,568,478	1,336,196
Increase in other assets	(292,394)	(950,951)	(423,976)
Increase (decrease) in other liabilities	1,560,184	1,789,150	(182,403)

Net cash provided by operating activities	5,738,693	5,353,673	1,981,335

Cash flows from investing activities:
Purchases of securities available–for–sale.	(12,227,612)	(16,451,458)	(50,753,487)
Proceeds from sales, maturities, and calls of securities available–for–sale	4,124,720	19,993,110	43,833,275
Purchases of securities held–to–maturity	—	(1,014,730)	(13,307,448)
Proceeds from maturities of securities held–to–maturity.	3,818,444	4,479,387	8,402,297
Purchases of FHLB and Federal Reserve Bank stock	(328,650)	—	(560,000)
Proceeds from sales of FHLB and Federal Reserve Bank stock	—	595,904	—
Loan originations, net.	(40,818,636)	(46,646,426)	(27,722,067)
Purchases of loans	(28,134,647)	(7,216,948)	(4,114,763)
Purchases of premises and equipment, net.	(6,128,150)	(3,249,885)	(337,361)
Purchase of Florida banking charter	(1,270,219)	—	—

Net cash used in investing activities.	(80,964,750)	(49,511,046)	(44,559,554)

Cash flows from financing activities:
Net increase in deposits.	67,898,652	59,025,471	19,444,168
Net (decrease) increase in federal funds purchased.	9,588,000	(15,035,250)	22,243,775
Net decrease in borrowed funds	(4,851,408)	(5,076,850)	(8,000,000)
Net increase (decrease) in notes payable	(1,205,000)	—	1,205,000
Net (decrease) increase in repurchase agreements	(1,738,861)	1,831,679	8,883,481
Proceeds from subordinated debentures	2,733,000	—	—
Cash dividends paid	(426,369)	(353,799)	(363,363)
Net proceeds from issuance of common stock	9,805,987	—	—
Exercise of stock options.	1,300	—	13,500
Repurchase of common stock	—	—	(1,254,660)

Net cash provided by financing activities	81,805,301	40,391,251	42,171,901

Net increase (decrease) in cash and cash equivalents	6,579,244	(3,766,122)	(406,318)
Cash and cash equivalents, beginning of year	4,118,284	7,884,406	8,290,724

Cash and cash equivalents, end of year	$10,697,528	4,118,284	7,884,406

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Business and Significant Accounting Policies

(a)	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CapitalSouth Bancorp (the Parent), and its wholly-owned subsidiaries, CapitalSouth Bank (including its wholly-owned subsidiary, Security Mutual Financial Services, Inc.) and Capital Bank (collectively the Banks). The Banks are engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in investment securities and commercial, real estate, consumer, and other loans in Birmingham, Huntsville, and Montgomery, Alabama, and in Jacksonville, Florida and the surrounding areas. CapitalSouth Bank’s subsidiary, Security Mutual Financial Services, Inc. (Security Mutual), currently services a portfolio of real estate mortgages, retail installment sales contracts, and other loans it owns, but no longer actively originates loans. The consolidated group is referred to herein as the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company holds a minority interest in Consumer National Bank and has a warrant to purchase an additional 5% interest. The Company does not control Consumer National Bank and therefore does not consolidate its results. The investment and warrant are carried at cost.

(b)	Basis of Financial Statement Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near–term relate to the estimation of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the estimation of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

(c)	Cash and Cash Equivalents

For purposes of reporting in the accompanying statements of cash flows, cash and cash equivalents include: cash on hand, cash due from banks, and federal funds sold. Generally, federal funds are sold for one–day periods.

The Banks are required to maintain certain average cash reserve balances with the Federal Reserve Bank in accordance with Federal Reserve Bank requirements. There were no required balances as of December 31, 2005 and 2004.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

Supplemental disclosures of cash flow information and noncash transactions related to cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Cash paid for:
Interest	$7,594,075	5,015,416	4,965,848
Income taxes	1,810,018	668,241	617,641
Noncash transactions:
Transfers of mortgage loans to other real estate owned	137,800	200,834	559,850
Transfers of securities available-for-sale to securities held-to-maturity	—	10,070,942	—

(d)	Securities

Securities designated as available–for–sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available–for–sale is excluded from net income and is reported, net of deferred taxes, as a component of stockholders’ equity. This caption includes securities that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes. Securities held–to–maturity are carried at amortized cost, as the Company has the ability and management has the positive intent to hold these securities to maturity.

Amortization of premiums and discounts are computed under the interest method. Declines in value determined to be other than temporary are charged to earnings. The specific identification method is used to determine realized gains or losses on sales of securities.

(e)	Loans Held–for–Sale

The Company originates loans under various Small Business Administration loan programs and other secondary market conventional products which are sold in the secondary market. These loans held–for–sale are carried at the lower of cost or estimated fair value in the aggregate. Loans are recognized as sold under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sold loans are beyond the reach of CapitalSouth in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. The Company has no recourse agreements. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold and are included in Business Capital Group loan income. The Company does not retain any rights or obligations to service the loans sold by its Business Capital Group following the closing of such sales.

The Company also refers loans to investors and receives referral fees. Referral fee income is recognized at the time of the loan closing based on stated premium percentages and is also included in Business Capital Group loan income.

(f)	Loans Receivable and Allowance for Loan Losses

Loans are stated at cost, reduced by the allowance for loan losses. Interest income with respect to loans is accrued on the principal amount outstanding. Interest accruals on loans are generally stopped if payments become 90 days past due or management otherwise considers the collectibility of principal or interest to be in question. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are expected to be fully collectible as to both principal and interest.

A substantial portion of the Banks’ loans is secured by real estate in Jefferson, Madison, Montgomery, and Shelby Counties of Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas.

The allowance for loan losses is established by the provision for loan losses and is maintained at a level that management considers adequate to absorb losses inherent in the portfolio. Management’s evaluation of the allowance considers economic conditions, identified loan impairments, analysis of the individual loans and collateral, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such losses are realized. Recoveries on loans previously charged off are credited to the allowance in the period received. Provisions are made to the allowance for loan losses in the amount and in the period in which losses are estimated to have occurred.

While management uses available information to estimate the inherent losses at each balance sheet date, future changes to the allowance may be necessary based on the receipt of additional information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks’ allowances for losses on loans. Such agencies may require the Banks to make changes to the allowances based on their judgment about information available to them at the time of their examination.

(g)	Acquisition of Loans

The Company generally acquires loans through loan pool purchases. An acquired loan which has experienced deterioration of credit quality between origination and the Company’s acquisition, and for which it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms, is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

(h)	Loan Origination Fees and Costs

The net amount of loan origination fees and direct costs of loan origination are deferred and amortized to income using a method that approximates the level yield method. Fees received in connection with commitments to originate loans are also deferred. However, if the commitment expires, fees are recognized at that time. The origination fees on loans held–for–sale are recognized upon sale and included in Business Capital Group loan income in the accompanying consolidated statements of income.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

(i)	Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized principally on the straight–line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

(j)	Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded in other assets at the lower of cost or fair value, less expected selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value, less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

(k)	Derivative Financial Instruments and Hedging Activities

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments (i) to modify the repricing characteristics of assets and liabilities and (ii) to provide an economic hedge of the fair value risk of fixed–rate liabilities. The primary instruments utilized by the Company are interest rate swaps. The fair values of these derivative financial instruments are based on dealer quotes or third–party financial models and are recorded as assets or liabilities and are recognized on the balance sheet at their fair value.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), or a hedge of the variability of cash flows of a floating rate asset or liability (cash flow hedge), or a foreign–currency fair value or cash flow hedge. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge along with the gain or loss on the hedged asset or liability that are attributable to the risk being hedged are recognized in earnings in the period of change. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is recorded initially as a component of accumulated other comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. For derivative instruments not designated as an accounting hedge, the change in fair value is recognized in earnings in each period. The net settlement on the Company’s derivative instruments is recorded in earnings on an accrual basis.

(l)	Bank-Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at December 31, 2005 and 2004 were $4,382,341 and $4,204,424, respectively. The Company recorded increases to the cash surrender value of $177,917, $171,620 and $175,054 for the years ended December 31, 2005, 2004 and 2003 respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

(m)	Off–Balance Sheet Financial Instruments

In the ordinary course of business, the Banks have entered into off–balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(n)	Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company files its federal income tax returns on a consolidated basis.

(o)	Purchase of Florida Bank Charter

On July 22, 2005, CapitalSouth Bank acquired all the issued and outstanding common shares of United Bank of the Gulf Coast (United Bank) and simultaneously sold all assets and liabilities acquired from United Bank. CapitalSouth Bank recorded an intangible asset of $1,270,219, representing the stripped bank charter acquired from United Bank, allowing CapitalSouth Bank to expand into the state of Florida. The intangible asset is recorded as a component of other assets on the consolidated balance sheet.

(p)	Stock Based Compensation Plans

On July 1, 2005, the Company early adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as there were no unvested options at January 1, 2005. Results for prior years have not been restated. Total share-based compensation expense recognized by the Company during 2005 for stock option grants was $15,947.

Prior to January 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost, associated with the Company’s stock options accounted for on a variable basis, was recognized as the difference between the weighted average option exercise price and the fair value of the Company’s stock. No stock option-based employee compensation cost was recognized in the income statements during 2004 and 2003, as all stock options granted under those plans had exercise prices equal to the market values of the underlying common stock on the dates of grant.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

Had compensation for the stock option plan been determined consistent with SFAS No. 123 prior to January 1, 2005, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003
Net income:
As reported	$1,876,525	$1,497,202
Compensation expense, net of tax	(141,520)	(122,715)

Pro forma	$1,735,005	$1,374,487

Earnings per share:
As reported:
Basic	0.84	0.66
Diluted	0.83	0.65
Pro forma:
Basic	0.78	0.60
Diluted	0.76	0.60

Prior to January 1, 2005, the fair value of options granted, which was amortized to expense over the option vesting period in determining the pro forma impact, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Expected life of option	10 yrs	10 yrs
Risk-free interest rate	4.27%	4.01
Expected volatility of Company stock	7.16%	8.26

(q)	Investment Banking Income

Investment banking income arises from commissions related to the sales of certain investment products which are recognized upon sale. In addition, the Company periodically participates in municipal bond offerings and recognizes underwriting fees as investment banking income at the time the offerings close.

(r)	Reportable Segments

The Company operates in several different geographic and other markets. In reviewing the overall business performance, the Company has determined that the products and services, nature of the production processes, types of customers, methods used to distribute its services and the regulation governing each market are sufficiently similar to aggregate results for management purposes. As such, the Company considers this to be a single business segment as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

(s)	Recent Accounting Standards

On November 13, 2003, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Summary of Business and Significant Accounting Policies, Continued

under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. In 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullifies certain provisions of EITF Issue No. 03-1, while retaining the disclosure requirements that have previously been adopted by the Company. The adoption of FSP No. 115-1 did not have a material impact on the Company’s financial statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investors initial estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The changes required by this SOP have not had and are not expected to have a material impact on the Company’s financial statements. The Company applied SOP No. 03-3 in its acquisition of a pool of mortgage loans with gross principal balances of approximately $28.1 million. These loans were recorded at fair value.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. On July 1, 2005, in accordance with the standard’s early adoption provisions, the Company began accounting for stock options and other share-based payments using the modified-retrospective application method.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 on its balance sheets, statements of income, or cash flows to be material.

(t)	Reclassifications

Certain 2003 and 2004 amounts have been reclassified to conform to the 2005 presentation.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Securities Available–for–Sale and Held–to–Maturity

The amortized cost and estimated fair values of securities available–for–sale at December 31, 2005 and 2004 are as follows:

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government agency securities	$23,574,815	—	(358,560)	23,216,255
Mortgage–backed securities	12,805,426	—	(510,255)	12,295,171
Municipal securities	356,694	—	(1,804)	354,890
Other securities	570,000	—	—	570,000

Total	$37,306,935	—	(870,619)	36,436,316

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government Agency securities	$11,466,709	—	(187,651)	11,279,058
Mortgage–backed securities	17,034,868	21,016	(205,784)	16,850,100
Municipal securities	221,908	1,062	—	222,970
Other securities	570,000	—	—	570,000

Total	$29,293,485	22,078	(393,435)	28,922,128

The amortized cost and estimated fair values of securities held–to–maturity at December 31, 2005 and 2004 are as follows:

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U. S. Government Agency securities	$10,991,210	—	(369,657)	10,621,553
Mortgage–backed securities	7,942,145	—	(199,053)	7,743,092
Collateralized mortgage obligation	5,475,197	—	(305,442)	5,169,755
Municipal securities	4,747,317	107,912	(8,600)	4,846,629

Total	$29,155,869	107,912	(882,752)	28,381,029

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U. S. Government Agency securities	$11,004,366	—	(140,569)	10,863,797
Mortgage–backed securities	10,511,242	53,155	(24,405)	10,539,992
Collateralized mortgage obligation	6,313,879	—	(240,082)	6,073,797
Municipal securities	5,231,253	258,513	—	5,489,766

Total	$33,060,740	311,668	(405,056)	32,967,352

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Securities Available-for-Sale and Held-to-Maturity, Continued

The carrying amounts and approximate fair values of securities at December 31, 2005, by contractual maturity, are as follows:

	Securities
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due in one year or less	$7,493,136	7,353,385	140,000	140,053
Due after one year through five years	15,081,679	14,905,113	14,035,165	13,745,568
Due after five years through ten years	1,219,767	1,175,869	873,362	873,390
Due after ten years	136,927	136,778	690,000	709,171

	23,931,509	23,571,145	15,738,527	15,468,182
Mortgage–backed securities	12,805,426	12,295,171	7,942,145	7,743,092
Collateralized mortgage obligation	—	—	5,475,197	5,169,755
Other securities	570,000	570,000	—	—

	$37,306,935	36,436,316	29,155,869	28,381,029

Securities carried at $43,856,356 and $57,207,765 (market values of $42,526,631 and $56,676,530) at December 31, 2005 and 2004, respectively, were pledged to secure deposits, borrowed funds, and for other purposes as required or permitted by law.

Proceeds from the sales of investment securities available for sale during the years ended December 31, 2005, 2004 and 2003 were $0, $3,266,445, and $23,967,199, respectively. Gross realized gains on sales of securities available–for–sale were $0, $693, and $167,285 for 2005, 2004 and 2003, respectively. Gross realized losses on sales of securities available–for–sale were $0, $0, and $17,133 for 2005, 2004 and 2003, respectively.

The following tables show the Company’s combined investments’ unrealized gross losses and fair values, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2005 and December 31, 2004.

	2005
	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses
U.S. Government agency securities	$12,008,205	84,235	21,829,603	643,982	33,837,808	728,217
Mortgage-backed securities	6,295,656	115,704	13,742,607	593,604	20,038,263	709,308
Municipal securities	1,284,653	10,404	—	—	1,284,653	10,404
Collateralized mortgage obligation	—	—	5,169,755	305,442	5,169,755	305,442

	$19,588,514	210,343	40,741,965	1,543,028	60,330,479	1,753,371

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Securities Available-for-Sale and Held-to-Maturity, Continued

	2004
	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses	Fair value	Unrealized gross losses
U.S. Government agency securities	$10,341,016	143,847	11,801,839	184,373	22,142,855	328,220
Mortgage-backed securities	8,180,480	91,782	7,275,001	138,407	15,455,481	230,189
Collateralized mortgage obligation	—	—	6,073,797	240,082	6,073,797	240,082

	$18,521,496	235,629	25,150,637	562,862	43,672,133	798,491

At December 31, 2005, the Company had 18 available-for-sale securities and six held-to-maturity securities that were in an unrealized loss position for longer than 12 months. At December 31, 2004, the Company had seven securities that were in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed not to be other than temporary impairment as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. The Company does not expect any permanent impairment to develop related to these securities and has the ability and intent to hold these securities until maturity or a market price recovery.

(3) Loans Receivable

The composition of the loan portfolio at December 31, 2005 and 2004 is as follows:

	2005	2004
Commercial, industrial, and agricultural	$48,041,246	41,346,812
Real estate – construction and land development	93,002,417	68,471,445
Real estate – mortgage	178,419,813	135,307,556
Installment loans	7,701,741	13,481,752

	327,165,217	258,607,565
Less allowance for loan losses	(3,856,092)	(3,200,150)

Net loans	$323,309,125	255,407,415

Certain parties (principally directors and senior officers of the Company including their affiliates, families, and companies in which they hold 10% or more ownership) were customers of, and had loans and other transactions with the Banks in the ordinary course of business. The following is an analysis of activity with respect to such loans for the years–ended December 31:

	2005	2004
Balance, beginning of year	$7,123,975	5,555,044
Additions	7,653,227	3,382,628
Amounts collected	(7,709,001)	(1,813,697)

Balance, end of year	$7,068,201	7,123,975

In management’s opinion, these loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons and these loans did not involve more than the normal risk of collectibility or present other unfavorable features.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Loans Receivable, Continued

The recorded amounts of investments in loans that were considered to be impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, were $1,684,242 as of December 31, 2005 and $1,299,291 as of December 31, 2004 (all such loans were also carried on a nonaccrual basis). The related allowance for loan loss amounts on these loans were $330,196 and $251,459, respectively, for the years ended December 31, 2005 and 2004. There were no impaired loans without a related allowance as of December 31, 2005 and 2004. The average recorded investments in impaired loans during the years ended December 31, 2005, 2004, and 2003 were $1,284,742, $1,501,098, and $1,833,261, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was immaterial.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $1,684,242 and $1,299,291 at December 31, 2005 and 2004, respectively. There were no past due loans greater than 90 days not on nonaccrual status.

(4) Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Balance, beginning of year	$3,200,150	2,666,219	2,321,123
Loans charged off	(351,466)	(438,354)	(575,051)
Recoveries	93,635	124,980	100,547
Provision charged to income	913,773	847,305	819,600

Balance, end of year	$3,856,092	3,200,150	2,666,219

(5) Premises and Equipment

A summary of premises and equipment and their useful lives as of December 31, 2005 and 2004 is as follows:

	Depreciable life	2005	2004
Land		$1,781,965	1,291,288
Premises and improvements	15 to 31 years	8,328,920	3,746,993
Equipment and furniture	5 to 15 years	4,581,746	3,722,629
Vehicles	5 years	75,623	75,623

		14,768,254	8,836,533
Less accumulated depreciation		(4,060,571)	(3,390,476)

		$10,707,683	5,446,057

Depreciation expense was $837,172, $566,289 and $527,690 for 2005, 2004 and 2003, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Money market and NOW accounts	$96,005,818	78,647,781
Savings	3,663,321	3,820,051
Certificates of deposit	176,984,796	134,583,470
State time deposits	5,780,000	5,780,000
Noninterest-bearing deposits	46,995,451	38,699,432

	$329,429,386	261,530,734

Certificates of deposit in denominations of $100,000 or more totaled $24,432,751 and $27,022,260 at December 31, 2005 and 2004, respectively. State time deposits in denominations of $100,000 or more aggregated $5,780,000 at December 31, 2005 and 2004.

Scheduled maturities of certificates of deposit at December 31, 2005 are as follows:

2006	$140,276,144
2007	35,975,967
2008	481,648
2009	148,568
2010 and thereafter	102,469

$176,984,796

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Money market and NOW accounts	$2,121,235	898,878	605,530
Savings	12,863	13,235	25,535
Certificates of deposit	5,020,838	2,789,123	2,962,387
State time deposits	167,401	68,553	64,258

	$7,322,337	3,769,789	3,657,710

Interest expense amounts on certificates of deposit in denominations of $100,000 or more were $749,516, $414,854, and $390,785 for the years ended December 31, 2005, 2004 and 2003, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Income Taxes

The consolidated provision for (benefit of) income taxes is as follows:

	2005	2004	2003
Current:
Federal	$1,359,580	862,161	429,459
State	203,191	255,072	83,077

	1,562,771	1,117,233	512,536
Deferred:
Federal	(264,731)	(119,155)	92,312
State	(33,722)	(14,727)	11,409

	(298,453)	(133,882)	103,721

	$1,264,318	983,351	616,257

The provision for income taxes is less than that computed by applying the federal statutory rate of 34% in 2005, 2004 and 2003, as indicated in the following analysis:

	2005	2004	2003
Tax based on federal statutory rate	$1,306,008	972,358	718,576
State income taxes, net of federal benefit	111,850	158,628	62,361
Tax exempt interest	(91,626)	(85,123)	(76,977)
Low income housing tax credit	(20,196)	(20,000)	(20,196)
Bank–owned life insurance	(58,962)	(57,517)	(58,668)
Other, net	17,244	15,005	(8,839)

	$1,264,318	983,351	616,257

Net deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Allowance for loan losses	$1,080,778	943,867
Accrued expenses	300,774	265,150
Intangibles	39,103	46,081
Net unrealized loss on available-for-sale securities	299,999	122,531
Compensation expense related to stock options outstanding	204,402	218,025
Depreciation	10,687	—
Other assets, net	302,045	239,845

Total gross deferred tax assets	2,237,788	1,835,499
Deferred loan fees and costs, net	(275,477)	(218,846)
Depreciation	—	(156,775)
Other liabilities, net	(29,987)	(3,475)

Total gross deferred tax liabilities	(305,464)	(379,096)

Net deferred tax assets	$1,932,324	1,456,403

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Income Taxes, Continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(8)	Subordinated Debt and Note Payable

On December 26, 2002, the Parent established Financial Investors Statutory Trust I (Trust I), a wholly-owned statutory business trust and on September 15, 2005 the Parent established a second wholly-owned business trust, Financial Investors Statutory Trust II (Trust II) (collectively, the Trusts). The Parent is the sole sponsor of these Trusts and owns all of the Trusts’ common securities. The Trusts were created for the exclusive purpose of issuing 30–year capital trust securities (Trust Preferred Securities) in the amount of $5,000,000 (Trust I) and $2,500,000 (Trust II), with the use of the proceeds from both Trusts to purchase an aggregate of $7,500,000 of subordinated debentures from the Parent. The sole assets of the Trusts are subordinated debentures issued by the Parent. The amounts recorded in the consolidated balance sheets include the investment in the Trusts of $233,000 which were acquired through the issuance of subordinated debentures.

The Trust Preferred Securities bear a floating interest rate based on a spread over 3–month LIBOR which is set each quarter. Distributions from both Trusts are payable quarterly maturing December 26, 2032 (for Trust I) and September 15, 2035 (for Trust II). The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Parent guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. CapitalSouth Bancorp’s obligation under the subordinated debentures together with the guarantee and other back–up obligation, in aggregate, constitute a full and unconditional guarantee by the Parent of the obligations of the Trust under the Trust Preferred Securities.

The subordinated debentures are unsecured, bear an interest rate based on a spread over 3-month LIBOR (equal to the spread paid by the Trusts on the Trust Preferred Securities) which is set each quarter. The Parent may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Parent’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities for Trust I may be redeemed prior to maturity at the Trust’s option on or after December 26, 2007 and Trust II securities may be redeemed prior to maturity at the Trust’s option on or after September 15, 2010. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trusts becoming subject to federal income tax on income received on the subordinated debentures, (2) interest payable by the Parent on the subordinated debentures becoming nondeductible for federal tax purposes, or (3) loss of the ability to treat the Trust Preferred Securities as “Tier I Capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities currently qualify as Tier I capital under regulatory interpretations. On March 1, 2005, the Federal Reserve Board announced changes to its capital adequacy rules affecting the capital

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Subordinated Debt and Note Payable, Continued

treatment of trust preferred securities. The Federal Reserve’s rules permit the Company to continue to treat the outstanding Trust Preferred Securities as Tier 1 Capital until the last five years of the thirty year term of the related subordinated debentures. The terms of the Federal Reserve’s final rule with respect to capital treatment of trust preferred securities do not adversely affect the Company’s regulatory capital.

During 2005, the Company had three notes payable outstanding. One note was a line of credit with First Tennessee Bank, National Association for $1,205,000, bearing an interest rate of 4.42%. This note was refinanced on May 19, 2005 with a note payable as part of a line of credit with Alabama Banker’s Bank, bearing an interest rate of 4.93%. The Company borrowed another $1,800,000 from Alabama Banker’s Bank on September 8, 2005, bearing an interest rate of 5.54%. Both notes payable to Alabama Banker’s Bank were paid off on December 21, 2005.

(9)	Repurchase Agreements and Borrowed Funds

As of December 31, 2005 and 2004, borrowed funds consisted of Federal Home Loan Bank (FHLB) advances and amounted to $6,000,000 and $10,851,408, respectively. The two advances outstanding at December 31, 2005 bear interest at rates of 4.60% and 4.94%. The advances are collateralized by available–for–sale and held–to–maturity securities and a blanket assignment of mortgage loans. Both advances mature in 2008.

The table below provides information relating to Federal Home Loan Bank Advance activity for 2005, 2004, and 2003.

	2005	2004	2003
Activity for the year:
Average balance of advances outstanding	$9,684,863	14,401,639	20,706,849
Maximum outstanding at any month–end	11,000,000	21,000,000	24,000,000
Average interest rate at period–end	4.77%	3.76%	5.21%
Average interest rate paid for the year	3.98%	4.48%	4.63%

The following summarizes pertinent data related to repurchase agreements as of and for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Activity for the year:
Average balance of agreements outstanding	$12,490,065	12,551,000	7,892,000
Maximum outstanding at any month–end	13,679,715	13,517,337	12,524,058
Average interest rate at period–end	3.74%	1.97%	1.13%
Average interest rate paid for the year	2.95%	1.39%	1.09%

The Company enters into interest rate protection contracts to help manage interest rate exposure. These contracts can include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. These risks are considered in the overall asset liability management program. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. At December 31, 2005 and 2004, the Company had interest rate swaps with notional amounts totaling $6,000,000.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Repurchase Agreements and Borrowed Funds, Continued

The following tables summarize information on the outstanding interest rate swaps at December 31, 2005 and 2004:

	2005
				During the year
	Notional amount	Carrying value	Estimated fair value	Received	Paid (1)	Average remaining life (in years)
Interest rate swaps	$6,000,000	269,251	(269,251)	2.86%	3.30%	2.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three–month LIBOR.

	2004
				During the year
	Notional amount	Carrying value	Estimated fair value	Received	Paid (1)	Average remaining life (in years)
Interest rate swaps	$6,000,000	148,592	(148,592)	2.86%	1.46%	3.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three–month LIBOR.

(10)	Regulatory Matters

The primary source of funds available to the Parent are payments of dividends from the Banks. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. As of December 31, 2005, approximately $5.2 million of the Banks’ retained earnings was available for dividend distribution without prior regulatory approval.

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and Banks’ assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum Total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the following table. Management believes there are no conditions or events since the previous notification that have changed the institutions’ categories.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Regulatory Matters, Continued

The Company’s, CapitalSouth Bank’s, and Capital Bank’s actual capital amounts and ratios are presented in the table below:

	December 31, 2005
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
Total capital (to risk weighted assets):
Consolidated	$47,809	14.7%	$26,112	8.0%	$ N/A	N/A
CapitalSouth Bank	36,239	12.6	22,972	8.0	28,715	10.0%
Capital Bank	7,980	18.9	3,378	8.0	4,223	10.0
Tier I capital (to risk weighted assets):
Consolidated	43,953	13.5	13,056	4.0	N/A	N/A
CapitalSouth Bank	32,862	11.4	11,486	4.0	17,229	6.0
Capital Bank	7,530	17.8	1,689	4.0	2,534	6.0
Tier I capital (to average assets):
Consolidated	43,953	11.3	15,594	4.0	N/A	N/A
CapitalSouth Bank	32,862	9.8	13,468	4.0	16,835	5.0
Capital Bank	7,530	15.1	1,998	4.0	2,498	5.0

	December 31, 2004
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
Total capital (to risk weighted assets):
Consolidated	$33,579	12.9%	$20,907	8.0%	$ N/A	N/A
CapitalSouth Bank	24,116	10.4	18,484	8.0	23,105	10.0%
Capital Bank	7,569	26.3	2,302	8.0	2,878	10.0
Tier I capital (to risk weighted assets):
Consolidated	30,379	11.6	10,454	4.0	N/A	N/A
CapitalSouth Bank	21,303	9.2	9,424	4.0	13,863	6.0
Capital Bank	7,181	25.0	1,151	4.0	1,727	6.0
Tier I capital (to average assets):
Consolidated	30,379	9.3	13,010	4.0	N/A	N/A
CapitalSouth Bank	21,303	7.3	11,612	4.0	14,515	5.0
Capital Bank	7,181	20.7	1,388	4.0	1,735	5.0

(11)	Employee Benefit Plan

The Company sponsors a 401(k) retirement plan covering substantially all of its employees. The Company provides a 33% matching contribution for up to 8% of an employee’s contribution base. In addition to the matching contributions, the Company can make discretionary contributions based on Company current year profits. Contributions to the plan totaled approximately $52,000, $42,000 and $36,000 in 2005, 2004 and 2003, respectively.

(12)	Stock Based Compensation Plans

Under the Company’s 1994 Stock Incentive Plan, 2004 Stock Option Plan, and 2005 Stock Incentive Plan, there are 165,400, 40,500, and 150,000 shares, respectively, authorized for issuance with grants to employees that vest immediately. The maximum term of the options granted under the plans is 10 years.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Stock Based Compensation Plans, Continued

As discussed in Note 1, the Company adopted SFAS No. 123R on July 1, 2005, which requires the Company to recognize the cost of its employee stock option awards in its income statement based on the fair value of the award. The Company estimates the fair value of its options awards granted after January 1, 2005, using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used in calculating the fair value of options granted during 2005 were as follows:

Risk-free interest rate	4.25%
Expected volatility	7.16%
Expected life of option	10 yrs

A summary of the status of outstanding option grants under the Company’s stock option plans at December 31, 2005, 2004, and 2003 and the changes during the years then ended is presented in the table below:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	225,500	$12.59	185,750	$11.79	160,500	$11.03
Granted	3,000	15.25	43,500	15.00	45,500	15.00
Exercised	(100)	13.00	—	—	(1,500)	9.00
Forfeited	(11,000)	14.45	(3,750)	13.53	(18,750)	12.63

Outstanding, end of year	217,400	$13.09	225,500	$12.59	185,750	$11.79

Exercisable, end of year	217,400	$13.09	225,500	$12.59	185,750	$11.79
Weighted average fair value of options granted	$5.33		5.25		5.05

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)
$8.00 - 8.99	6,000	$8.00	0.36
9.00 - 9.99	9,500	9.00	1.36
11.00 - 11.99	26,000	11.00	2.38
12.00 - 12.99	16,500	12.00	3.88
13.00 - 13.99	82,400	13.02	1.29
15.00 - 15.99	77,000	15.01	8.11

	217,400

As of December 31, 2005, there was no unrecognized compensation cost related to nonvested options, as there were no nonvested options.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)	Earnings Per Share

Basic earnings per share amounts were computed by dividing net income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2005, 2004 and 2003.

Diluted earnings per share amounts for the years ended December 31, 2005, 2004 and 2003, were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective years. The Company had no options that were issued and not included in the calculation of diluted earnings per share for the years ended December 31, 2005, 2004, and 2003. The following table represents the earnings per share calculations for the years ended December 31, 2005, 2004 and 2003:

	Net income	Shares	Per share amount
2005:
Basic earnings per share:
Income available to common shareholders	$2,576,882	2,271,878	$1.13

Dilutive securities:
Stock option plan shares		32,471

Dilutive earnings per share:
Income available to common shareholders	$2,576,882	2,304,349	$1.12

2004:
Basic earnings per share:
Income available to common shareholders	$1,876,525	2,233,506	$0.84

Dilutive securities:
Stock option plan shares		35,380

Dilutive earnings per share:
Income available to common shareholders	$1,876,525	2,268,886	$0.83

2003:
Basic earnings per share:
Income available to common shareholders	$1,497,202	2,276,382	$0.66

Dilutive securities:
Stock option plan shares		38,840

Dilutive earnings per share:
Income available to common shareholders	$1,497,202	2,315,222	$0.65

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) Commitments and Contingencies

The Banks are parties to financial instruments with off–balance sheet risks that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. They consist primarily of commitments to extend credit and standby letters of credit. A summary at December 31, 2005 and 2004 is as follows:

	2005	2004
Commitments to extend credit	$58,369,703	47,849,715
Standby letters of credit	3,164,053	593,265

	$61,533,756	48,442,980

Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Banks’ credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks.

The Company leases offices in Atlanta, Georgia; Fort Lauderdale, Tampa, and Jacksonville, Florida; and Huntsville, Hoover, Birmingham, and Montgomery, Alabama. Future minimum rental commitments as of December 31, 2005 for the leases are as follows:

2006	$296,903
2007	253,679
2008	113,170
2009	104,131
2010	106,712
2011	17,857

Total	$892,452

Rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $355,000, $393,000 and $334,000, respectively.

The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these claims and actions are not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(15) Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, certain of the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Fair Value of Financial Instruments, Continued

and 2004. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:

(a)	Securities Available–for–Sale and Securities Held–to–Maturity

Substantially all of the Company’s investments have a readily determinable fair value. Fair value for these securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

(b)	FHLB and Federal Reserve Bank stock

The FHLB and Federal Reserve Bank have historically repurchased their stock at cost. Therefore, the carrying amount is considered a reasonable estimate of its fair value.

(c)	Loans Held–for–Sale

Fair value is estimated using market values for loans held–for–sale.

(d)	Loans Receivable, Net

For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair value of other types of loans is estimated using a discounted cash flow calculation that applies rates currently offered.

(e)	Derivatives

Fair value of interest rate swaps is based on prices quoted by the counterparty. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

(f)	Deposits

The fair value of deposit liabilities with no stated maturity is disclosed as the amount payable on demand at the reporting date (i.e., at their carrying or book value). The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities.

(g)	Federal Funds Purchased, Borrowed Funds, and Repurchase Agreements

These balances may consist of federal funds purchased, as well as fixed rate borrowings from the Federal Home Loan Bank (FHLB) and repurchase agreements. Due to the short–term nature of federal funds purchased and repurchase agreements, the fair values approximate their carrying values. The fair value of the FHLB borrowings is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2005 and 2004.

(h)	Notes Payable

The fair value of the note payable approximates its carrying value.

(i)	Subordinated Debentures

The fair value of the subordinated debentures approximates their carrying value.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Fair Value of Financial Instruments, Continued

(j)	Off–Balance Sheet Financial Instruments

Off–balance sheet financial instruments include commitments to extend credit. The fair value of such instruments is negligible since the arrangements are at current rates, are for short periods, and pose no known credit risk.

Many of the Company’s assets and liabilities are short–term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and due from banks, interest–bearing bank balances, federal funds sold, and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on–balance sheet financial instruments as of December 31, 2005 and 2004 are summarized below.

	2005		2004
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In thousands)
Financial assets:
Securities available–for–sale	$36,436	36,436	28,922	28,922
Securities held–to–maturity	29,156	28,381	33,061	32,967
FHLB stock	2,122	2,122	1,941	1,941
Federal Reserve Bank stock	742	742	594	594
Loans held–for–sale	56	56	101	101
Loans, net	323,309	321,955	255,407	254,449
Financial liabilities:
Deposits	329,429	328,928	261,531	262,159
Borrowed funds	6,000	6,035	10,851	10,838
Federal funds purchased	26,941	26,941	17,353	17,353
Repurchase agreements	11,778	11,778	13,517	13,517
Note payable	—	—	1,205	1,205
Subordinated debentures	7,733	7,733	5,000	5,000

SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets, such as customer relationships, deposit base intangibles, and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) Comprehensive Income

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources comprised of net income and other comprehensive income. For the Company, other comprehensive income consists entirely of changes in unrealized gains and losses on securities available–for–sale. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts for the years ended December 31, 2005, 2004 and 2003:

	2005
	Before tax amount	Tax effect	After tax amount
Unrealized losses arising during the period	$(499,262)	177,468	(321,794)
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized loss on securities	$(499,262)	177,468	(321,794)

	2004
	Before tax amount	Tax effect	After tax amount
Unrealized gains arising during the period	$290,501	(100,728)	189,773
Less reclassification adjustment for gains included in net income	693	(236)	457

Net unrealized gain on securities	$289,808	(100,492)	189,316

	2003
	Before tax amount	Tax effect	After tax amount
Unrealized losses arising during the period	$(852,693)	291,494	(561,199)
Less reclassification adjustment for gains included in net income	150,152	(51,052)	99,100

Net unrealized loss on securities	$(1,002,845)	342,546	(660,299)

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)	Condensed Parent Company Financial Information

Condensed Parent–only financial information is as follows:

Balance Sheets

	December 31, 2005	December 31, 2004
Assets:
Interest bearing deposits in CapitalSouth Bank	$7,252,058	488,149
Other assets	845,106	911,660
Investment in subsidiaries	41,927,050	30,158,200

Total assets	$50,024,214	31,558,009

Liabilities:
Dividends payable	$285,267	201,715
Note payable	—	1,205,000
Subordinated debentures	7,733,000	5,000,000
Other liabilities	5,132,037	20,974

Total liabilities	13,150,304	6,427,689

Stockholders’ equity:
Common stock	2,937,500	2,326,513
Treasury stock	(1,255,060)	(1,255,060)
Paid–in surplus	24,490,875	15,103,438
Retained earnings	11,271,215	9,204,255
Accumulated other comprehensive loss, net	(570,620)	(248,826)

Total stockholders’ equity	36,873,910	25,130,320

Total liabilities and stockholders’ equity	$50,024,214	31,558,009

Statements of Income

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Dividend income from bank subsidiaries	$400,000	750,000	525,000
Interest income	6,564	926	3,548
Interest expense	(454,134)	(275,008)	(244,024)
Operating income (expenses), net	82,754	63,525	(116,025)

Income before equity in undistributed earnings of subsidiaries	35,184	539,443	168,499
Equity in undistributed earnings of subsidiaries	2,541,698	1,337,082	1,328,703

Net income	$2,576,882	1,876,525	1,497,202

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)	Condensed Parent Company Financial Information, Continued

Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$2,576,882	1,876,525	1,497,202
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,541,698)	(1,337,082)	(1,328,703)
Director fees, paid in common stock	175,190	168,370	81,375
(Increase) decrease in other assets	66,554	(122,836)	(160,072)
Increase (decrease) in other liabilities	5,111,063	(9,348)	(33,127)

Net cash provided by operating activities	5,387,991	575,629	56,675

Cash flows from investing activities:
Capital contribution to subsidiary	(9,533,000)	—	(500,000)

Net cash used in investing activities	(9,533,000)	—	(500,000)

Cash flows from financing activities:
Net increase (decrease) in note payable	(1,205,000)	—	1,205,000
Proceeds from subordinated debentures	2,733,000	—	—
Dividends paid	(426,369)	(353,799)	(363,363)
Net proceeds from issuance of common stock	9,805,987	—	—
Exercise of stock options	1,300	—	13,500
Repurchase of common stock	—	—	(1,254,660)

Net cash (used in) provided by financing activities	10,908,918	(353,799)	(399,523)

Net increase (decrease) in cash and cash equivalents	6,763,909	221,830	(842,848)
Cash and cash equivalents, beginning of year	488,149	266,319	1,109,167

Cash and cash equivalents, end of year	$7,252,058	488,149	266,319

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)	Quarterly Summarized Financial Information (Unaudited)

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
	(in thousands, except per share data)
Interest Income	$4,671	$5,202	$5,774	$6,272
Interest Expense	1,709	2,067	2,393	2,707

Net Interest Income	2,962	3,135	3,381	3,565
Provision for Loan Losses	156	344	258	156

Net Interest Income After Provision for Loan Losses	2,806	2,791	3,123	3,409
Noninterest Income	588	645	455	864
Noninterest Expense	2,464	2,437	2,653	3,286

Income Before Income Taxes	930	999	925	987
Income Tax Provision	288	326	316	334

Net Income	$642	$673	$609	$653

Net Income Per Share
Basic	$0.29	$0.30	$0.27	$0.28
Diluted	$0.28	$0.30	$0.27	$0.27
Shares Outstanding
Basic	2,242	2,245	2,248	2,353
Diluted	2,273	2,276	2,278	2,390

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
	(in thousands, except per share data)
Interest Income	$3,430	$3,566	$3,886	$4,328
Interest Expense	1,212	1,190	1,321	1,451

Net Interest Income	2,218	2,376	2,565	2,877
Provision for Loan Losses	125	176	196	351

Net Interest Income After Provision for Loan Losses	2,093	2,200	2,369	2,526
Noninterest Income	370	388	673	629
Noninterest Expense	1,782	1,912	2,364	2,330

Income Before Income Taxes	681	676	678	825
Income Tax Provision	241	211	229	302

Net Income	$440	$465	$449	$523

Net Income Per Share
Basic	$0.20	$0.21	$0.20	$0.23
Diluted	$0.19	$0.21	$0.20	$0.23
Shares Outstanding
Basic	2,229	2,231	2,234	2,237
Diluted	2,265	2,267	2,270	2,273

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), was carried out by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that no system of controls, no matter how well designed and operated, can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures are effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	OTHER INFORMATION

None.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of CapitalSouth is included in Part I. The other information required by Item 10 is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006. The definitive proxy statement will be filed on or about April 21, 2006.

You may access our Code of Ethics and other corporate governance documents on our website at www.capitalsouthbank.com under the subheading “Investor Relations.” This subsection at our website also contains links to our SEC filings and other corporate governance information.

Item 11	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a.	Security Ownership of Certain Beneficial Owners.

The information regarding the security ownership of the beneficial owners of more than five percent of CapitalSouth’s common stock is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006.

b.	Security Ownership of Management.

The information regarding the security ownership of management is incorporated by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006.

c.	Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans is included in Part 2 under Item 5.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 2006.

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements
The consolidated financial statements of CapitalSouth are included in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules
All financial information required pursuant to this item is either included in the consolidated financial statements or is inapplicable.

(3)	Exhibits
The following index to exhibits lists the exhibits filed or incorporated by reference into this Form 10-K.

Number	Description

3.1	Restated Certificate of Incorporation*

3.2	Certificate of Amendment to the Restated Certificate of Incorporation*

3.3	Certificate of Correction to the Restated Certificate of Incorporation*

3.4	Certificate of Amendment to the Restated Certificate of Incorporation*

3.5	Bylaws of CapitalSouth Bancorp*

4.1	Specimen Stock Certificate of CapitalSouth Bancorp**

4.2	Indenture, dated as of December 19, 2002, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and State Street Bank and Trust Company of Connecticut, National Association*

4.3	Guarantee Agreement, dated as of December 19, 2002, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and State Street Bank and Trust Company of Connecticut, National Association*

4.4	Indenture, dated as of September 15, 2005, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and Wilmington Trust Company*

4.5	Guarantee Agreement, dated as of September 15, 2005, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and Wilmington Trust Company*

10.1	1994 Stock Incentive Plan (as amended and restated in 1999)*

10.2	Form of 1994 Stock Incentive Plan Stock Option Agreement*+

10.3	2004 Incentive Stock Option Plan*+

10.4	Form of Incentive Stock Option Award under the 2004 Incentive Stock Option Plan*+

10.5	2005 Stock Incentive Plan*+

10.6	Amended and Restated Directors Compensation Plan*+

10.7	Bank Director Supplemental Retirement Program (included in Exhibit 10.8)*+

10.8	Form of Director Supplemental Retirement Program Director Agreement*+

10.9	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement*+

10.10	Form of Executive Supplemental Retirement Plan Agreement*+

10.11	Incorporators Stock Option Agreement*+

10.12	Amendment No. 1 to Incorporators Stock Option Agreement*+

10.13	Form of 2005 Stock Incentive Plan Stock Option Agreement**+

10.14	Amendment to Incorporators Stock Option Agreement***+

21	Subsidiaries of CapitalSouth Bancorp

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32	Certification pursuant to Section 1350

*	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Registration Statement on Form S-1 dated October 5, 2005, File No. 333-128829.
**	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Amendment No. 1 to Registration Statement on Form S-1 dated November 15, 2005, File No. 333-128829.
***	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Amendment No. 2 to Registration Statement on Form S-1 dated December 2, 2005, File No. 333-128829.
+	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP

March 30, 2006	By:	/S/ W. DAN PUCKETT
W. Dan Puckett President and Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ W. DAN PUCKETT W. Dan Puckett	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2006

/S/ CAROL W. MARSH Carol W. Marsh	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	March 30, 2006

/S/ EDISON K. WOODIE, III Edison K. Woodie, III	Controller (Principal Accounting Officer)	March 30, 2006

/S/ H. BRADFORD DUNN H. Bradford Dunn	Director	March 30, 2006

/S/ STANLEY L. GRAVES Stanley L. Graves	Director	March 30, 2006

/S/ CHARLES K. MCPHERSON, SR. Charles K. McPherson, Sr.	Director	March 30, 2006

/S/ DAVID W. WOOD, II David W. Wood, II	Director	March 30, 2006