Form 10-Q
period 2006-03-31
CapitalSouth Bancorp
filed 2006-05-15
CIK 1338977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $1.00 par value per share	2,876,859 shares

CAPITALSOUTH BANCORP

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets

Cash and cash equivalents	$11,522,377	10,585,682
Federal funds sold	46,179	111,846
Securities available–for–sale	39,323,120	36,436,316
Securities held–to–maturity, fair values of $27,565,539 and $28,381,029 at March 31, 2006 and December 31, 2005, respectively	28,449,275	29,155,869
Federal Home Loan Bank stock	1,436,200	2,122,400
Federal Reserve Bank stock	741,700	741,700
Loans held–for–sale	—	55,758
Loans	336,344,805	327,165,217
Allowance for loan losses	(4,048,384)	(3,856,092)

Net loans	332,296,421	323,309,125
Premises and equipment, net	10,858,315	10,707,683
Bank–owned life insurance	4,424,689	4,382,341
Other assets	6,609,101	5,899,173

Total assets	$435,707,377	423,507,893

Liabilities and Stockholders’ Equity

Deposits:
Interest–bearing	$312,078,998	282,433,935
Noninterest–bearing	50,942,301	46,995,451

Total deposits	363,021,299	329,429,386
Federal funds purchased	4,705,300	26,940,900
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	10,998,985	11,778,476
Subordinated debentures	7,733,000	7,733,000
Other liabilities	4,365,519	4,752,221

Total liabilities	396,824,103	386,633,983

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at March 31, 2006 and December 31, 2005; issued 3,046,416 and 2,937,500 shares at March 31, 2006 and December 31, 2005, respectively; outstanding 2,961,586 and 2,852,670 shares at March 31, 2006 and December 31, 2005, respectively	3,046,416	2,937,500
Treasury stock, at cost, 84,830 shares at March 31, 2006 and December 31, 2005	(1,255,060)	(1,255,060)
Paid–in surplus	25,954,239	24,490,875
Retained earnings	11,735,461	11,271,215
Accumulated other comprehensive loss, net	(597,782)	(570,620)

Total stockholders’ equity	38,883,274	36,873,910

Total liabilities and stockholders’ equity	$435,707,377	423,507,893

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Interest income:
Interest and fees on loans	$6,162,535	4,096,412
Interest on securities	669,713	562,598
Interest on federal funds sold	16,650	11,821

Total interest income	6,848,898	4,670,831

Interest expense:
Interest on deposits	2,713,034	1,300,850
Interest on debt	505,220	408,215

Total interest expense	3,218,254	1,709,065

Net interest income	3,630,644	2,961,766
Provision for loan losses	236,006	156,380

Net interest income after provision for loan losses	3,394,638	2,805,386

Noninterest income:
Service charges on deposits	256,123	239,421
Investment banking income, net	72,242	21,545
Gain on sale of available–for–sale securities, net	—	—
Business Capital Group loan income	132,192	244,462
Bank–owned life insurance	42,348	44,479
Other noninterest income	47,589	37,745

Total noninterest income	550,494	587,652

Noninterest expense:
Salaries and employee benefits	1,926,472	1,355,816
Occupancy and equipment expense	520,768	438,601
Professional fees	327,401	181,780
Advertising	169,238	113,634
Other noninterest expense	328,854	374,564

Total noninterest expense	3,272,733	2,464,395

Income before provision for income taxes	672,399	928,643
Provision for income taxes	208,153	287,616

Net income	$464,246	641,027

Basic earnings per share	$0.16	0.29
Basic weighted average shares outstanding	2,942,229	2,242,235
Diluted earnings per share	$0.15	0.28
Diluted weighted average shares outstanding	3,003,440	2,273,005

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common stock		Treasury stock	Paid–in surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares outstanding	Amount

Balance, December 31, 2005	2,852,670	$2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910
Comprehensive income:
Net income	—	—	—	—	464,246	—	464,246
Change in unrealized gain (loss) on securities available–for–sale, net	—	—	—	—	—	(27,162)	(27,162)

Total comprehensive income							437,084
Issuance of common stock, net of offering expenses	90,000	90,000	—	1,479,375	—	—	1,569,375
Common stock issued for director fees	2,871	2,871	—	57,459	—	—	60,330
Exercise of stock options, including tax benefit	16,045	16,045	—	(73,470)	—	—	(57,425)

Balance, March 31, 2006	2,961,586	3,046,416	(1,255,060)	25,954,239	11,735,461	(597,782)	38,883,274

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$464,246	641,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243,976	191,938
Provision for loan losses	236,006	156,380
Deferred tax expense	29,284	14,680
Amortization and accretion on securities, net	21,394	61,252
Director fees, paid in common stock	60,330	42,614
Loss on disposal of premises and equipment	10,229	—
Proceeds from sale of loans	55,758	6,621
Net increase in other assets	(473,212)	(24,668)
Net (decrease) increase in other liabilities	(101,435)	13,063

Net cash provided by operating activities	546,576	1,102,907

Cash flows from investing activities:
Purchases of securities available–for–sale	(3,461,635)	—
Proceeds from sales, maturities, and calls of securities available-for-sale	494,119	1,040,977
Proceeds from maturities of securities held–to–maturity	696,402	981,260
Purchases of FHLB stock	—	(504,900)
Proceeds from sales of FHLB stock	686,200	—
Loan originations, net	(9,489,302)	(14,575,871)
Purchases of premises and equipment, net	(404,837)	(1,626,702)

Net cash used in investing activities	(11,479,053)	(14,685,236)

Cash flows from financing activities:
Net increase in deposits	33,591,913	8,331,373
Net (decrease) increase in federal funds purchased	(22,235,600)	9,576,100
Net decrease in borrowed funds	—	(106,130)
Net decrease in repurchase agreements	(779,491)	(213,994)
Cash dividends paid	(285,267)	(201,715)
Net proceeds from issuance of common stock	1,569,375	—
Withholding taxes paid related to stock option exercise	(158,814)	500
Excess tax benefits on exercise of stock options	101,389	—

Net cash provided by financing activities	11,803,505	17,386,134

Net increase in cash and cash equivalents	871,028	3,803,805
Cash and cash equivalents, beginning of period	10,697,528	4,118,284

Cash and cash equivalents, end of period	$11,568,556	7,922,089

Supplemental information on cash payments:
Interest paid	3,050,024	1,499,827
Income taxes paid	587,748	305,452

Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	266,000	115,300

See accompanying notes to consolidated financial statements.

CapitalSouth Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2006

Note 1 – General

The consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and have not been audited. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which CapitalSouth Bancorp (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2 – Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended March 31, 2006 was $437,084 compared to comprehensive income of $434,729 for the three months ended March 31, 2005.

Note 3 – Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows:

	Net income	Shares	Per share amount
2006:
Basic earnings per share:
Income available to common stockholders	$464,246	2,942,229	$0.16

Dilutive securities:
Stock option plan shares		61,211

Dilutive earnings per share:
Income available to common stockholders	$464,246	3,003,440	$0.15

2005:
Basic earnings per share:
Income available to common stockholders	$641,027	2,242,235	$0.29

Dilutive securities:
Stock option plan shares		30,770

Dilutive earnings per share:
Income available to common stockholders	$641,027	2,273,005	$0.28

Note 4 – Change in Stockholders’ Equity

On January 6, 2006, Sterne, Agee & Leach, Inc., the underwriters for the Company’s initial public offering of common stock, exercised their option to purchase an additional 90,000 shares of common stock at the initial public offering price of $18.75 per share. CapitalSouth received net proceeds from the exercise of the over-allotment option of approximately $1,569,375, after deducting an aggregate of $118,125 in underwriting discounts and commissions paid to the underwriter.

Note 5 - Stock Based Compensation Plans

Under the Company’s 1994 Stock Incentive Plan, 2004 Stock Option Plan, and 2005 Stock Incentive Plan, there are 156,400, 39,000, and 150,000 shares, respectively, authorized for issuance with grants to employees that vest immediately. The maximum term of the options granted under the plans is 10 years.

On July 1, 2005, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as there were no unvested options at January 1, 2005.

In addition, SFAS No. 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities but are required to be reported as cash flows from financing activities under SFAS No. 123R. The $101,389 excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

The Company estimates the fair value of its option awards using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months ended March 31, 2006 and 2005, the Company granted no options.

The following table summarizes stock option activity during the three months ended March 31, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, at January 1, 2006	217,400	$13.09
Granted	—	—
Exercised	(60,000)	13.03
Forfeited	—	—

Outstanding, at March 31, 2006	157,400	$13.11	5.28	$1,251,968

Exercisable, at March 31, 2006	157,400	$13.11	5.28	$1,251,968

As of March 31, 2006, there was no unrecognized compensation cost related to nonvested options, as there were no nonvested options.

On January 13, 2006, 60,000 non-qualified options were exercised. The employee elected a cashless exercise for the share purchase and related withholding taxes, which resulted in 16,045 common shares issued. Withholding taxes and other taxes totaled $158,814.

Note 6 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123R). This standard amends SFAS No. 123, Accounting for Stock-Based Compensation, and

supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R requires that companies use a fair value method to value stock options and recognize the related compensation expense in net earnings. On July 1, 2005, in accordance with the standard’s early adoption provisions, the Company began accounting for stock options and other share-based payments using the modified-retrospective application method.

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether the impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP to have a material impact on the consolidated balance sheets or statements of income for the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of income of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of income of the Company.

Note 7 – Subsequent Events

The Company presently expects to record a gain of approximately $674,000 after tax in the second quarter of 2006 from stock that the Company owns in Consumer National Bank, a national banking association based in Jackson, Mississippi (“CNB”), in connection with the acquisition of CNB by another bank. See Item 5. OTHER INFORMATION for more details on this subsequent event.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See pages 1 through 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiaries, CapitalSouth Bank and Capital Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and March 31, 2005.

Certain of the statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Form 10-Q are forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CapitalSouth to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include, but are not limited to, statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in CapitalSouth’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to CapitalSouth are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

CapitalSouth Bancorp (the “Company”) is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank and Capital Bank, the Company’s two principal subsidiaries, are Alabama banking corporations and members of the Federal Reserve System, and have been in continuous operation since 1975 and 2001, respectively. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates seven full service banking offices located in metropolitan Birmingham and Hunstville, Alabama, and Jacksonville, Florida. Capital Bank is headquartered in Montgomery, Alabama, and operates two full service banking offices in Montgomery. The Company also operates a commercial loan production office in Ft. Lauderdale, Florida through its bank subsidiary, CapitalSouth Bank. The Company has focused upon serving the needs of the Latino population in Birmingham, Alabama through two “Banco Hispano” branded branches.

Overview

As of March 31, 2006, we had total consolidated assets of $435,707,000, an increase of 2.9% over the $423,508,000 reported at December 31, 2005. Total loans were $336,345,000 as of March 31, 2006, up $9,180,000 (2.8%) from the $327,165,000 at December 31, 2005. Total deposits were $363,021,000 at March 31, 2006, up $33,592,000 (10.2%) from $329,429,000 at December 31, 2005. Stockholders’ equity of $38,883,000 at March 31, 2006 represented an increase of $2,009,000 (5.4%) over stockholders’ equity of $36,874,000 at December 31, 2005.

Net income for the quarter ended March 31, 2006 was $464,000, down from $641,000 during the quarter ended March 31, 2005. Diluted earnings per share were $.15 for the three months ended March 31, 2006, compared to $.28 for the same period in 2005. This decrease in the net income of the Company for the three months ended March 31, 2006 compared to the same period of 2005 was primarily due to expenses incurred in opening three banking offices in the second half of 2005 as well as the added costs associated with our new status as a publicly traded company. Per share earnings were impacted by the increase in shares outstanding of 690,000 shares as a result of the Company’s initial public offering in December 2005 and the shares issued pursuant to the over-allotment option related to this transaction. This addition to capital and the additional banking offices position the Company to continue its growth strategy at levels greater than peer banks.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur, and depending upon the magnitude of the changes, then our actual financial condition and financial results could differ significantly.

For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities totaled $67,772,000 at March 31, 2006 and $65,592,000 at December 31, 2005. The growth in the portfolio during the first three months of 2006 was a result of purchases of municipal bonds with an aggregate purchase cost of $3,462,000 and were placed in the available-for-sale portfolio. One municipal bond with a book value of $140,000 was called in January 2006. The remaining change in the overall balance of the portfolio was due to scheduled paydowns.

The following table shows the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost

As of March 31, 2006

	Less than one year	One year to five years	Five years to ten years	More than ten years
Agency bonds	$8,490,688	$25,081,644	$1,000,000	$—
Agency issued pools	—	8,926,064	6,446,103	4,478,171
Asset-backed & CMOs	—	—	—	5,266,632
Municipal-tax exempt	—	5,546,933	1,092,227	1,786,333
Other	—	—	—	570,000

Total	$8,490,688	$39,554,641	$8,538,330	$12,101,136

Tax equivalent yield	2.57%	4.36%	4.11%	4.00%

All securities held are traded in liquid markets. As of March 31, 2006, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of March 31, 2006, the book value and market value of the securities from each of these issuers are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$19,942	$19,135
Federal Home Loan Mortgage Corporation	23,360	22,859
Federal Home Loan Bank	10,121	9,952

At March 31, 2006, we had $46,000 in federal funds sold compared with $112,000 in federal funds sold at December 31, 2005.

Loans

Total loans were $336,345,000 at March 31, 2006, an increase of $9,180,000 (2.8%) over total loans of $327,165,000 at December 31, 2005. Growth in real estate mortgage loans during the first three months of 2006 accounted for $7,350,000 of our first quarter growth, and represents 4.1% growth of the real estate mortgage loan portfolio from December 31, 2005. Real estate mortgage loans represent 55.3% of the loan portfolio, real estate construction and development loans 28.2%, and commercial, industrial, and agricultural loans 14.5%. Growing the commercial, industrial, and agricultural loan portfolio is a focus of CapitalSouth Bank and Capital Bank as part of our overall growth strategy.

Asset Quality

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

Analysis of Changes in Allowance for Loan Losses

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
	(Dollar amounts in thousands)
Allowance for loan losses
Beginning of period	$3,856	$3,200	$3,200
Provision for loan losses	236	156	914

Sub-total	4,092	3,356	4,114

Charge-off loans:
Real estate loans	—	102	134
Installment loans	55	47	140
Commercial loans	12	25	78

Total charged-off	67	174	352

Recoveries of charge-off loans
Real estate loans	7	1	19
Installment loans	13	12	75
Commercial loans	3	—	—

Total recoveries	23	13	94

Net charged-off loans	44	161	258

Allowance for loan losses - end of period	$4,048	$3,195	$3,856

As a percentage of average loans for the period:
Net loans charged-off	0.05%	0.24%	0.09%
Provision for loan losses	0.29	0.24	0.33

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	March 31, 2006		March 31, 2005		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial loans	$717	14.5%	$401	15.9%	$661	14.7%
Real estate - construction	1,023	28.2%	649	25.9%	999	28.4%
Real estate-mortgage	2,050	55.3%	1,788	53.7%	2,023	54.5%
Installment	117	2.0%	273	4.5%	172	2.4%
Unallocated	141	—	84	—	1	—

	$4,048	100.0%	$3,195	100.0%	$3,856	100.0%

Deposits and Other Borrowings

Total deposits increased by 10.2% from year-end 2005 to the end of the first quarter 2006 due to our continued focused marketing to develop our core deposit base and due to our continued banking office expansion. We believe that our deposits will continue to increase in 2006 as a result of recently opened banking offices and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.

Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $21,704,000 as of March 31, 2006, compared to $44,719,000 at December 31, 2005. Our strong growth in core deposits has allowed us to reduce our reliance on these sources of funds and accordingly helped us control the cost of funding.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of March 31, 2006:

Borrow Date	Type	Principal	Term	Rate	Maturity
10/1/1998	Convertible Advance	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	Convertible Advance	$3,000,000	7 years	4.58%	3/25/2013

				4.76%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub heading “Net Interest Income.”

Subordinated Debentures

The Company wholly owns two Delaware statutory trusts, Financial Investors Statutory Trust I and Financial Investors Statutory Trust II. These unconsolidated subsidiaries issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of March 31, 2006, $7,733,000 of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in consolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that The Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At March 31, 2006, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $50.9 million. Additionally, we had available to us through our subsidiary banks $2.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary banks had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $32 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, we issued a total of 690,000 shares of common stock in an initial public offering closed in December 2005, including exercise of the underwriter’s over-allotment option in January 2006. The sale of our common stock in the initial public offering provided immediate liquidity. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The proceeds from the offering were applied to the repayment of $3.0 million in CapitalSouth debt, with an additional $5.0 million injected into the capital at CapitalSouth Bank to support continued growth of our lending activities, and continued growth and expansion of our current markets, with the remaining proceeds held at the holding company for general corporate purposes and expansion efforts.

The following table reflects the contractual maturities of our term liabilities as of March 31, 2006. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

Contractual Obligations

	Total	One year or less	Over one to three years	Over three to five years	More than five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$204,881	$188,949	$15,666	$266	$—
Federal funds purchased and securities sold under agreement to repurchase	15,704	15,704	—	—	—
Borrowed funds	6,000	—	3,000	—	3,000
Operating lease obligations	825	223	477	125	—
Subordinated debentures(2)	7,733	—	—	—	7,733

Total	$235,143	$204,876	$19,143	$391	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	The subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,578,000 after September 15, 2010.

Capital Resources

The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank.

			Actual
	Well Capitalized	Adequately Capitalized	CapitalSouth Bancorp	CapitalSouth Bank	Capital Bank
March 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.4%	11.4%	16.5%
Total capital to risk adjusted assets	10.0	8.0	14.6	12.6	17.7
Tier 1 capital to average assets	5.0	4.0	10.7	9.1	13.9

December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1

March 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.1%	9.4%	23.5%
Total capital to risk adjusted assets	10.0	8.0	12.3	10.5	24.7
Tier 1 capital to average assets	5.0	4.0	8.9	7.6	18.4

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2006, is as follows:

Commitments to extend credit	$71,133,339
Standby letters of credit	$2,216,080

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income was $3,631,000 or 22.6% more than the first quarter 2005 level of $2,962,000.

Total interest income for the first quarter 2006 was $6,849,000, a 46.6% increase as compared to the same period in 2005. The increase in interest income for the first quarter 2006 was the result of earning asset growth of 21% and the increase in yields on earning assets from 5.72% for the quarter ended March 31, 2005 compared to 6.94% for the quarter ended March, 31, 2006. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the first quarter 2006 was 7.43% compared to 5.44% for the same period in 2005.

Total interest expense for the first quarter 2006 was $3,218,000 compared to $1,709,000 for the first quarter 2005. This 88% increase in interest expense is due in part to the 29% increase in interest bearing deposits, offset by the decline in other borrowed funds and the increase in the rate of interest bearing liabilities from 2.44% in the first quarter 2005 to 3.88% in the first quarter 2006 as a result of the continued rising interest rate environment.

	Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$331,941	$6,168	7.54%	$266,964	$4,099	6.22%
Investment securities	66,701	667	4.06	60,834	556	3.71
Other earning assets	3,514	50	5.77	4,667	34	2.95

Total earning assets	402,156	6,885	6.94	332,465	4,689	5.72

Other assets	24,807			16,708

Total assets	$426,963			$349,173

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW accounts	10,875	12	0.45	14,515	15	0.42
Money market accounts	86,736	716	3.35	65,328	346	2.15
Savings deposits	3,811	3	0.32	3,761	3	0.32
Time deposits < $100,000	165,534	1,678	4.11	116,936	762	2.64
Time deposits > $100,000	25,748	243	3.81	25,870	142	2.23
State of Alabama time deposits	5,983	61	4.13	5,780	32	2.25
Federal funds purchased	10,264	125	4.94	21,556	149	2.80
FHLB advances	8,133	125	6.23	11,000	99	3.65
Repurchase agreements	11,103	115	4.20	13,492	76	2.28
Subordinated debentures	7,733	140	7.34	5,000	75	6.08
Other borrowings	—	—	—	1,205	10	3.37

Total interest-bearing liabilities	335,920	3,218	3.88	284,443	1,709	2.44

Net interest spread		3,667	3.06		2,980	3.28

Non interest-bearing demand deposits	48,178			36,520
Accrued expenses and other liabilities	3,977			2,633
Stockholders’ equity	39,451			25,871
Unrealized gain (loss) on securities	(563)			(294)

Total liabilities and stockholders’ equity	$426,963			$349,173

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.64			0.36

Net interest margin			3.70%			3.64%

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Change in Interest Income and Expenses on a Tax-Equivalent Basis

For the Three Months Ended March 31

	2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$1,207	$862	$2,069
Investment securities	59	52	$111
Other earning assets	(16)	32	16

Total earning assets	1,250	946	2,196

Interest-bearing liabilities
NOW accounts	(4)	1	(3)
Money market accounts	177	193	370
Savings deposits	—	—	—
Time deposits < $100k	493	423	916
Time deposits > $100k	(1)	102	101
State of Alabama time deposits	2	27	29
Federal funds purchased	(138)	114	(24)
FHLB advances	(44)	70	26
Repurchase agreements	(25)	64	39
Other borrowings	49	6	55

Total interest-bearing liabilities	509	1,000	1,509

Increase (decrease) in net interest income	$741	$(54)	$687

Provision for Loan Losses

The provision for loan losses charged to operations during the first quarter 2006 was $236,000 compared to $156,000 in the same period of 2005. Net charge-offs for the first quarter of 2006 totaled $44,000, compared with $161,000 for the same period of 2005. Net charge-offs as a percentage of average loans were 0.05% for the three months ended March 31, 2006, compared to 0.24% for the same period in 2005.

The increase in our provision for loan losses for the first quarter 2006 relative to the first quarter 2005 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased by $62.6 million from March 31, 2005 to the same period in 2006. We continue to experience loan growth in 2006 and therefore anticipate that our provision for loan losses will increase to provide an adequate allowance for loan losses related to this growth in our loan portfolio.

Noninterest Income

Noninterest income totaled $550,000 for the first quarter of this year, a decrease of $38,000, or 6.5%, from the same period in 2005. The following table presents the primary components of noninterest income for 2006 and 2005.

Noninterest Income

	Three Months Ended March, 31
	2006	Percent Change	2005
	(Dollar amounts in thousands)
Service charges on deposit accounts	256	7.1%	239
Business Capital Group loan income	132	-45.9%	244
Gain on sale of securities	—	0.0%	—
Other income	162	54.3%	105

Total noninterest income	550	-6.5%	588

Total service charges, including non-sufficient funds fees, were $256,000, or 46.5% of total noninterest income for the first quarter 2006, compared with $239,000, or 40.6% for the same period in 2005. The increase is a direct reflection of the growth in our core transaction deposit accounts and changes to our fee schedule. At the end of the first quarter 2006, we had 6,752 transaction accounts compared with 5,406 transaction accounts at the end of the first quarter 2005. We anticipate this growth will continue in 2006 due to the expansion of our banking offices and staffing and the focus on marketing core deposits.

Business Capital Group loan income is recognized when loan sales transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the 45.9% decline in income for the first quarter 2006 compared to the same period in 2005 is due to projects closing earlier in the year in 2005 compared to 2006. Based on our current inventory of projects we anticipate that our income recognition will fall into the third and fourth quarters. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.

The increase in other income in the first quarter of 2006 compared with the same period in 2005 was primarily due to an increase in investment banking income. Other income also includes income on bank-owned life insurance. Life insurance with cash surrender values in the amounts of approximately $4.4 million and $4.2 million at March 31, 2006 and 2005, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense

Noninterest expense for the first quarter of 2006 increased $809,000, or 32.8%, to $3.3 million compared to $2.5 million for the same period in 2005. Noninterest expense for the first quarter 2006 included an increase of approximately $570,000 in salaries and benefits as a result of growth within our core banking markets and the addition of the Jacksonville market. The following table represents the components of noninterest expense for the quarters ended March 31, 2006 and 2005.

Noninterest Expense

	Three Months Ended March, 31
	2006	Percent Change	2005
	(Dollar amounts in thousands)
Salaries and benefits	1,926	42.0%	1,356
Occupancy and equipment expense	521	18.7%	439
Professional fees	327	79.7%	182
Advertising and marketing	169	48.2%	114
Other expense	330	-11.5%	373

Total noninterest expense	3,273	32.8%	2,464

Total salaries and benefits for the first quarter 2006 increased by 42.0% over the same period in 2005. The increase in salaries and benefits is related to our banking office openings and other staff additions to accommodate our growth. As of March 31, 2006, we had 130 full time equivalent employees compared to 95 at March 31, 2005.

Our occupancy and equipment expense increased in the first quarter of 2006 compared to the same quarter in 2005 due to the opening of three new offices during the second half of 2005.

Our professional fees for the first quarter 2006 increased by 79.7% compared to the same period 2005 levels. The increase was due to the additional costs associated with being a publicly traded company, including increased costs to prepare our annual report on Form 10-K and to prepare for our first annual meeting following our entry into the public markets.

Our advertising and marketing expenses increased in the first quarter 2006 compared with the first quarter 2005 as a result of our continued expansion efforts. Specifically, these costs relate to the grand opening of our permanent office in Jacksonville, Florida in February 2006 and new office advertising for our Montgomery office opened in December 2005.

Our other expense for the first quarter 2005 decreased by 35.0% over the same period in 2005 due to a par call of one of our economic hedge instruments.

Income Taxes

We recorded provision for income taxes of $208,000 in 2005, compared with $288,000 in 2006. Our effective tax rate for the quarters ended March 31, 2006 and 2005 was 31.0%. Our primary permanent differences relate to tax-free income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The results of the March 31, 2006 shock modeling, combining both our subsidiary banks’ models, suggested an exposure in the level of net interest income to decreasing interest rates for the next 12-month period. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.

Interest Rate Risk

Income Sensitivity Summary

As of March 31, 2006

	Down 200 BP	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$14,313	$14,716	$15,054	$15,791	$15,750
$ change net interest income	(741)	(338)		737	696
% change net interest income	-4.92%	-2.25%		4.90%	4.62%

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving the Company, refer to Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005. The description of legal proceedings in such Annual Report on Form 10-K remains accurate as of the end of the period covered by this report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended March 31, 2006, we issued 2,871 shares of common stock, with an estimated approximate aggregate value of $60,330, to our directors in payment for their quarterly directors’ fees for their Board and Board committee service, in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In the three-month period ended March 31, 2006, we issued to an officer and director 16,045 shares of common stock with an aggregate value of $343,363 upon the cashless exercise of previously granted options. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 701 of the Securities Act of 1933, as amended.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

CapitalSouth presently expects to record a gain of approximately $674,000 after tax in the second quarter of 2006 from stock that CapitalSouth owns in Consumer National Bank, a national banking association based in Jackson, Mississippi (“CNB”), in connection with the acquisition of CNB by another bank. The merger consideration is valued at $10.59 per share and generally is comprised of equal parts cash and stock of the acquirer, subject to exceptions for certain classes of stockholders of CNB who will exclusively receive cash in the amount of $10.59 per share. The acquirer has indicated that stockholders, subject to maintaining the overall allocation of types of consideration between cash and stock, will be permitted to make elections between cash and stock consideration. CapitalSouth is desirous of receiving solely cash for its CNB stock and voted against the merger in order to preserve its right to dissent in the future and be paid solely in cash at either a negotiated value or at an appraised value set by the Comptroller of the Currency. CapitalSouth presently intends to pursue all avenues in order to obtain payment solely in cash for its shares of CNB stock. The amount of this gain could change if CapitalSouth decides to dissent from the transaction. Certain conditions to the transaction, including receipt of regulatory approvals, have not yet been satisfied.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP

May 12, 2006	By:	/s/ W. DAN PUCKETT
W. Dan Puckett
President and Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ W. DAN PUCKETT W. Dan Puckett	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 12, 2006

/S/ CAROL W. MARSH Carol W. Marsh	Senior Vice President, Secretary and Chief Financial Officer (Principal Financial Officer)	May 12, 2006

/S/ EDISON K. WOODIE, III Edison K. Woodie, III	Controller (Principal Accounting Officer)	May 12, 2006

/S/ H. BRADFORD DUNN H. Bradford Dunn	Director	May 12, 2006

/S/ STANLEY L. GRAVES Stanley L. Graves	Director	May 12, 2006

/S/ CHARLES K. MCPHERSON, SR. Charles K. McPherson, Sr.	Director	May 12, 2006

/S/ DAVID W. WOOD, II David W. Wood, II	Director	May 12, 2006