Form 10-Q
period 2006-06-30
CapitalSouth Bancorp
filed 2006-08-14
CIK 1338977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2006
Common Stock, $1.00 par value per share	2,968,816 shares

CAPITALSOUTH BANCORP

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$9,037,857	10,585,682
Federal funds sold	5,244,233	111,846
Securities available–for–sale	37,743,681	35,866,316
Securities held–to–maturity, fair values of $26,576,979 and $28,381,029 at June 30, 2006 and December 31, 2005, respectively	27,874,012	29,155,869
Federal Home Loan Bank stock	1,222,300	2,122,400
Federal Reserve Bank stock	894,650	741,700
Loans	348,619,600	327,220,975
Allowance for loan losses	(4,010,751)	(3,856,092)

Net loans	344,608,849	323,364,883
Premises and equipment, net	10,675,984	10,707,683
Bank–owned life insurance	4,465,759	4,382,341
Other assets	6,562,554	6,469,173

Total assets	$448,329,879	423,507,893

Liabilities and Stockholders’ Equity
Deposits:
Interest–bearing	$326,057,378	282,433,935
Noninterest–bearing	52,310,055	46,995,451

Total deposits	378,367,433	329,429,386
Federal funds purchased	1,510,000	26,940,900
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	10,942,359	11,778,476
Subordinated debentures	7,733,000	7,733,000
Other liabilities	4,034,504	4,752,221

Total liabilities	408,587,296	386,633,983

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at June 30, 2006 and December 31, 2005; issued 3,053,646 and 2,937,500 shares at June 30, 2006 and December 31, 2005, respectively; outstanding 2,968,816 and 2,852,670 shares at June 30, 2006 and December 31, 2005, respectively	3,053,646	2,937,500
Treasury stock, at cost, 84,830 shares at June 30, 2006 and December 31, 2005	(1,255,060)	(1,255,060)
Paid–in surplus	26,190,009	24,490,875
Retained earnings	12,550,958	11,271,215
Accumulated other comprehensive loss, net	(796,970)	(570,620)

Total stockholders’ equity	39,742,583	36,873,910

Total liabilities and stockholders’ equity	$448,329,879	423,507,893

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$6,818,665	4,625,209	$12,981,200	8,721,621
Interest on securities	668,608	559,981	1,338,321	1,122,579
Interest on federal funds sold	120,048	17,266	136,698	29,087

Total interest income	7,607,321	5,202,456	14,456,219	9,873,287

Interest expense:
Interest on deposits	3,266,106	1,667,031	5,979,140	2,967,881
Interest on debt	366,555	400,107	871,775	808,322

Total interest expense	3,632,661	2,067,138	6,850,915	3,776,203

Net interest income	3,974,660	3,135,318	7,605,304	6,097,084
Provision for loan losses	104,450	344,352	340,456	500,732

Net interest income after provision for loan losses	3,870,210	2,790,966	7,264,848	5,596,352

Noninterest income:
Service charges on deposits	270,538	235,226	526,661	474,647
Investment banking income, net	21,860	11,513	94,102	33,058
Business Capital Group loan income	5,582	291,257	137,774	535,719
Bank–owned life insurance	41,070	44,479	83,418	88,959
Gain on sale of nonmarketable equity securities	1,054,832	—	—	—
Other noninterest income	40,673	62,354	1,154,073	100,098

Total noninterest income	1,434,555	644,829	1,996,028	1,232,481

Noninterest expense:
Salaries and employee benefits	2,062,819	1,331,667	3,989,291	2,687,483
Occupancy and equipment expense	557,876	403,303	1,078,644	841,904
Professional fees	363,533	246,266	690,934	428,046
Advertising	172,216	106,143	341,544	219,777
Other noninterest expense	540,559	350,006	880,302	724,570

Total noninterest expense	3,697,003	2,437,385	6,980,715	4,901,780

Income before provision for income taxes	1,607,762	998,410	2,280,161	1,927,053
Provision for income taxes	614,136	325,963	822,289	613,579

Net income	$993,626	672,447	$1,457,872	1,313,474

Basic earnings per share	$0.34	0.30	$0.49	0.59
Basic weighted average shares outstanding	2,963,945	2,244,942	2,953,147	2,243,588
Diluted earnings per share	$0.33	0.30	$0.48	0.58
Diluted weighted average shares outstanding	3,024,187	2,275,702	3,014,283	2,274,354

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common stock		Treasury stock	Paid–in surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Shares outstanding	Amount
Balance, December 31, 2005	2,852,670	$2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910
Comprehensive income:
Net income	—	—	—	—	1,457,872	—	1,457,872
Change in unrealized gain (loss) on securities available-for–sale, net	—	—	—	—	—	(226,350)	(226,350)

Total comprehensive income							1,231,522
Dividends declared ($.06 per share)	—	—	—	—	(178,129)	—	(178,129)
Issuance of common stock, net of offering expenses	90,000	90,000	—	1,479,375	—	—	1,569,375
Common stock issued for director fees	6,257	6,257	—	126,894	—	—	133,151
Exercise of stock options, including tax benefit	19,889	19,889	—	(77,335)	—	—	(57,446)
Share based compensation	—	—	—	170,200	—	—	170,200

Balance, June 30, 2006	2,968,816	$3,053,646	(1,255,060)	26,190,009	12,550,958	(796,970)	39,742,583

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$1,457,872	1,313,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	491,703	394,302
Provision for loan losses	340,456	500,732
Deferred tax expense	86,470	187,266
Amortization and accretion on securities, net	57,378	102,543
Director fees, paid in common stock	133,151	79,382
Share based compensation	170,200	—
Gain on sale of nonmarketable equity securities	(1,054,832)	—
Loss on other real estate owned	2,243	—
Loss on disposal of premises and equipment	19,201	10,284
Net increase in other assets	(1,201,209)	(308,155)
Net (decrease) increase in other liabilities	(432,450)	898,132

Net cash provided by operating activities	70,183	3,177,960

Cash flows from investing activities:
Purchases of securities available-for-sale	(3,461,635)	(137,380)
Proceeds from maturities and calls of securities available-for-sale	1,175,871	1,478,153
Proceeds from maturities of securities held-to-maturity	1,257,225	1,832,781
Purchases of nonmarketable equity securities	(448,776)	—
Proceeds from sale of nonmarketable equity securities	2,003,608	—
Proceeds from sale of FHLB stock	900,100	722,000
Purchase of FRB stock	(152,950)	—
Loan originations, net	(21,584,422)	(19,451,570)
Purchases of premises and equipment	(787,734)	(4,230,175)
Proceeds from the sale of other real estate owned	585,000	157,026
Proceeds from sale of premises and equipment	308,529	—

Net cash used in investing activities	(20,205,184)	(19,629,165)

Cash flows from financing activities:
Net increase in deposits	48,938,047	39,940,722
Net decrease in federal funds purchased	(25,430,900)	(16,222,900)
Net decrease in borrowed funds	—	(39,901)
Net decrease in repurchase agreements	(836,117)	(1,315,685)
Cash dividends paid	(463,396)	(201,715)
Net proceeds from issuance of common stock	1,569,375	—
Withholding taxes paid relating to stock option exercise	(158,835)	—
Exercise of stock options	—	500
Excess tax benefits on exercise of stock options	101,389	—

Net cash provided by financing activities	23,719,563	22,161,021

Net increase in cash and cash equivalents	3,584,562	5,709,816
Cash and cash equivalents, beginning of period	10,697,528	4,118,284

Cash and cash equivalents, end of period	$14,282,090	9,828,100

Supplemental information on cash payments:
Interest paid	6,831,070	3,226,289
Income taxes paid	650,748	730,452
Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	918,500	115,300

CapitalSouth Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

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

Note 2 – Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/(losses) on available for sale securities. Total comprehensive income for three and six months ended June 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$993,626	$672,447	$1,457,872	$1,313,474
Unrealized gain (loss) on securities, net of tax	(199,188)	(93,352)	(226,350)	(299,650)

Comprehensive income, net of tax	$794,438	$579,095	$1,231,522	$1,013,824

Note 3 – Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$993,626	$672,447	$1,457,872	$1,313,474

Denominator:
Weighted average common shares outstanding	2,963,945	2,244,942	2,953,147	2,243,588
Equivalent shares issuable upon exercise of stock options	60,242	30,760	61,136	30,766

Diluted shares	3,024,187	2,275,702	3,014,283	2,274,354
Net income per share
Basic	$0.34	$0.30	$0.49	$0.59

Diluted	$0.33	$0.30	$0.48	$0.58

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

Note 5 - Share Based Compensation Plans

Under the Company’s 1994 Stock Incentive Plan, 2004 Stock Option Plan, and 2005 Stock Incentive Plan there are 156,400, 39,000, and 150,000 shares, respectively, authorized for issuance with grants to employees that vest immediately. The maximum term of the options granted under the plans is 10 years.

On July 1, 2005, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as all options were fully vested at January 1, 2005.

In addition, SFAS No. 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities but are required to be reported as cash flows from financing activities under SFAS No. 123R. The $101,389 excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

The Company estimates the fair value of its option awards using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options granted to CapitalSouth employees during the three and six months ended June 30, 2006 was $7.40. There were no stock options granted during the three and six month periods ended June 30, 2005.

Three and Six Months Ended June 30, 2006
Risk-free interest rate	5.15%
Expected stock price volatility	25.33
Dividend Yield	1.13
Expected life of options	10 years

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, at January 1, 2006	217,400	$13.09
Granted (all during second quarter)	23,000	21.17
Exercised	(66,250)	12.57		584,013
Forfeited	—	—

Outstanding, at June 30, 2006	174,150	$14.36	5.85	$990,914

Exercisable, at June 30, 2006	174,150	$14.36	5.85	$990,914

As of June 30, 2006, there was no unrecognized compensation cost related to nonvested options, as all options are fully vested.

On January 13, 2006, 60,000 non-qualified options were exercised. The employee elected a cashless exercise for the share purchase and related withholding taxes, which resulted in 16,045 common shares issued. Withholding taxes and other taxes totaled $158,835. The intrinsic value of these options was $502,200.

In May 2006, 6,250 employee stock options were exercised using a cashless exercise for the share purchase, which resulted in 3,844 common shares issued. The intrinsic value of these options was $81,813.

Note 6 – Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of income of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of income of the Company.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See pages 1 through 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiaries, CapitalSouth Bank and Capital Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 and June 30, 2005.

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

Business

CapitalSouth Bancorp (the “Company”) is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank and Capital Bank, the Company’s two principal subsidiaries, are Alabama banking corporations and members of the Federal Reserve System, and have been in continuous operation since 1975 and 2001, respectively. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates seven full service banking offices located in metropolitan Birmingham and Hunstville, Alabama, and Jacksonville, Florida. Capital Bank is headquartered in Montgomery, Alabama, and operates two full service banking offices in Montgomery. The Company also operates commercial loan production offices in Atlanta, Georgia, and Ft. Lauderdale, Florida through its bank subsidiary, CapitalSouth Bank. The Company has focused upon serving the needs of the Latino population in Birmingham, Alabama through two “Banco Hispano” branded branches.

Overview

As of June 30, 2006, we had total consolidated assets of $448,330,000, an increase of 5.9% over the $423,508,000 reported at December 31, 2005. Total loans were $348,620,000 as of June 30, 2006, up $21,455,000 (6.6%) from the $327,165,000 at

December 31, 2005. Total deposits were $378,367,000 at June 30, 2006, up $48,938,000 (14.9%) from $329,429,000 at December 31, 2005. Stockholders’ equity of $39,743,000 at June 30, 2006 represented an increase of $2,869,000 (7.8%) over stockholders’ equity of $36,874,000 at December 31, 2005.

Net income for the second quarter ended June 30, 2006 was $994,000, up $322,000 compared to $672,000 for the quarter ended June 30, 2005. Diluted earnings per share were $.33 for the three months ended June 30 2006, compared to $.30 for the same period in 2005. Net income increased $145,000 for the six months ended June 30, 2006 to $1,458,000 compared to $1,313,000 for the same period in 2005. Diluted earnings per share were $.48 for the six months ended June 30, 2006 compared to $.58 for the same period in 2005. During the second quarter of 2006, the Company recognized an after-tax gain of $666,000 from the sale of its investment in Consumer National Bank in Jackson, Mississippi (“CNB”), in connection with the acquisition of CNB by another bank. Partially offsetting this gain was $170,200 of after-tax expense related to granting employee incentive stock options during the second quarter of 2006. Per share earnings were impacted by the increase of 690,000 shares of common stock outstanding as a result of the Company’s initial public offering in December 2005 and the shares of common stock issued pursuant to the over-allotment option related to this transaction. This addition to capital and the additional banking offices position the Company to continue its growth strategy at levels greater than peer banks.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur, depending upon the magnitude of the changes, our actual financial condition and financial results could differ significantly.

For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” on page 35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities totaled $65,618,000 at June 30, 2006 and $65,022,000 at December 31, 2005. During the first six months of 2006, purchases of municipal bonds with an aggregate purchase cost of $3,462,000 were placed in the available-for-sale portfolio. One municipal bond with a book value of $140,000 was called in January 2006. The remaining change in the overall balance of the portfolio was due to scheduled paydowns.

The following table shows the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost

As of June 30, 2006

	Less than one year	One year to five years	Five years to ten years	More than ten years
Agency bonds	$8,494,266	$26,084,374	$—	$—
Agency issued pools	—	8,525,575	6,012,532	4,194,214
Asset-backed & CMOs	—	—	—	5,100,534
Municipal-tax exempt	234,975	5,312,968	1,401,323	1,475,781

Total	$8,729,241	$39,922,917	$7,413,855	$10,770,529

Tax equivalent yield	2.71%	4.33%	4.17%	4.11%

All securities held are traded in liquid markets. As of June 30, 2006, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of June 30, 2006, the book value and market value of the securities from each of these issuers are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$19,148	$18,070
Federal Home Loan Mortgage Corporation	23,049	22,285
Federal Home Loan Bank	10,121	9,946

At June 30, 2006, we had $5,244,000 in federal funds sold compared with $112,000 in federal funds sold at December 31, 2005. This increase is due to our deposit growth exceeding our loan growth. As a result, we invested the excess deposits into federal funds sold based on our liquidity needs.

Loans

Total loans were $348,620,000 at June 30, 2006, an increase of $21,399,000 (6.5%) over total loans of $327,221,000 at December 31, 2005. Growth in real estate construction and development loans during the first six months of 2006 accounted for $13,554,000 of our growth, and represents 14.6% growth of the real estate construction and development loan portfolio from December 31, 2005. Real estate construction and development loans represent 30.5% of the loan portfolio, real estate mortgage loans 52.5%, and commercial, industrial, and agricultural loans 15.5%. Growing the commercial, industrial, and agricultural loan portfolio is a focus of CapitalSouth Bank and Capital Bank as part of our overall growth strategy.

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

Analysis of Changes in Allowance for Loan Losses

	Six months ended June 30, 2006	Six months ended June 30, 2005	Twelve months ended December 31, 2005
	(Dollar amounts in thousands)
Allowance for loan losses
Beginning of period	$3,856	$3,200	$3,200
Provision for loan losses	340	501	914

Sub-total	4,196	3,701	4,114
Charge-off loans:
Real estate loans	113	102	134
Installment loans	60	77	140
Commercial loans	46	31	78

Total charged-off	219	210	352
Recoveries of charge-off loans
Real estate loans	8	2	19
Installment loans	22	33	75
Commercial loans	4	—	—

Total recoveries	34	35	94

Net charged-off loans	185	175	258

Allowance for loan losses - end of period	$4,011	$3,526	$3,856

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.11%	0.13%	0.09%
Provision for loan losses (annualized)	0.20	0.37	0.33

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	June 30, 2006		June 30, 2005		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial loans	$760	15.5%	$467	16.4%	$661	14.6%
Real estate - construction	1,140	30.5%	953	28.6%	999	28.4%
Real estate-mortgage	2,057	52.5%	1,970	51.8%	2,023	54.7%
Installment	54	1.5%	136	3.2%	172	2.3%
Unallocated	—	—	—	—	1	—

	$4,011	100.0%	$3,526	100.0%	$3,856	100.0%

Deposits and Other Borrowings

Total deposits increased by 14.9% from year-end 2005 to the end of the second quarter 2006 due to our continued focused marketing to develop our core deposit base and due to our continued banking office expansion. We believe that our deposits will continue to increase in the second half of 2006 as a result of recently opened banking offices and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.

Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $18,452,000 as of June 30, 2006, compared to $44,719,000 at December 31, 2005. Our strong growth in core deposits has allowed us to reduce our reliance on these sources of funds and accordingly helped us control the cost of funding.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of June 30, 2006:

Borrow Date	Type	Principal	Term	Rate	Maturity
10/1/1998	Convertible Advance	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	Convertible Advance	$3,000,000	7 years	4.58%	3/25/2013

				4.76%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub heading “Net Interest Income.”

Subordinated Debentures

The Company wholly owns two Delaware statutory trusts, Financial Investors Statutory Trust I and Financial Investors Statutory Trust II. These unconsolidated subsidiaries issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of June 30, 2006, $7,500,000 of the notes payable to the trusts were classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in consolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that The Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At June 30, 2006, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $52 million. Additionally, we had available to us through our subsidiary banks $2.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary banks had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $30.5 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

To finance our continued growth and planned expansion activities, we issued a total of 690,000 shares of common stock in an initial public offering closed in December 2005, including exercise of the underwriter’s over-allotment option in January 2006. The sale of our common stock in the initial public offering provided immediate liquidity. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The proceeds from the offering were applied to the repayment of $3.0 million in debt, with an additional $5.0 million injected into the capital at CapitalSouth Bank to support continued growth of our lending activities, and continued growth and expansion of our current markets, with the remaining proceeds held at the holding company for general corporate purposes and expansion efforts.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2006. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

Contractual Obligations

	Total	One year or less	Over one to three years	Over three to five years	More than five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$200,593	$186,955	$13,340	$298	$—
Federal funds purchased and repurchase agreements	12,452	12,452	—	—	—
FHLB borrowings	6,000	—	3,000	—	3,000
Operating lease obligations	768	158	485	125	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$227,546	$199,565	$16,825	$423	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	The subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,500,000 after September 15, 2010.

Capital Resources

The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank.

			Actual
	Well Capitalized	Adequately Capitalized	CapitalSouth Bancorp	CapitalSouth Bank	Capital Bank
June 30, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.0%	10.9%	15.8%
Total capital to risk adjusted assets	10.0	8.0	14.1	12.0	16.8
Tier 1 capital to average assets	5.0	4.0	10.4	8.7	13.4

December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1

June 30, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.1%	9.5%	21.1%
Total capital to risk adjusted assets	10.0	8.0	12.4	10.8	22.4
Tier 1 capital to average assets	5.0	4.0	8.7	7.4	17.0

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2006, is as follows:

Commitments to extend credit	$82,913,320

Standby letters of credit	$1,812,679

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

Results of Operations

Net Interest Income

For the three months ended June 30, 2006, net interest income increased by $840,000, or 26.8%, to $3,975,000 for the second quarter of 2006, compared to $3,135,000 for the same period a year ago. For the six months ended June 30, 2006, net interest income increased by $1,508,000, or 24.7%, to $7,605,000, compared to $6,097,000 for the same period in 2005.

Total interest income for the second quarter and first six months ended June 30, 2006 was $7,607,000 and $14,456,000, respectively, up $2,405,000, or 46.2% compared to the same quarter last year and up $4,583,000, or 46.4% on a year-to-date basis. The increase in interest income is the result of earning asset growth and the increase in yields on earning assets. Earning assets increased 24.6% and 22.8% for the three and six months periods ended June 30, 2006 as compared to the same periods in 2005. Earning asset yields for the three and six month periods ended June 30, 2006 were 7.23% and 7.09% and represent increases of 107 and 114 basis points from yields in the same periods ended June 30, 2005, respectively. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and six month periods ended June 30, 2006 was 7.90% and 7.66%, respectively, compared to 5.91% and 5.68% for the same periods in 2005.

Total interest expense was $3,633,000 for the second quarter of 2006, or a 75.8% increase, as compared to the same period in 2005. For the six months ended June 30, 2006, interest expense was $6,851,000 or an 81.4% increase, as compared to the same period in 2005. This increase in interest expense is due in part to the 33.7% and 31.2% increase in interest bearing deposits for the for the three and six months ended June 30, 2006 as compared to the same periods in 2005, respectively, offset by the decline in other borrowed funds. Interest expense is also impacted due to the increase in the rate of interest bearing liabilities from 2.86% and 2.65% for the three and six months ended June 30, 2005 to 4.11% and 4.00% for the same periods in 2006, respectively.

	Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Three Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$345,447	$6,825	7.92%	$277,475	$4,629	6.69%
Investment securities	67,572	685	4.07	59,095	564	3.83
Other earning assets	12,063	149	4.95	4,698	47	4.01

Total earning assets	425,082	7,659	7.23	341,268	5,240	6.16

Other assets	24,120			19,659

Total assets	$449,202			$360,927

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	119,846	1,083	3.62	77,039	418	2.18
Savings deposits	3,822	3	0.31	3,676	3	0.33
Time deposits < $100,000	173,016	1,859	4.31	133,869	1,030	3.09
Time deposits > $100,000	26,644	253	3.81	26,069	177	2.72
State of Alabama time deposits	6,030	68	4.52	5,780	39	2.71
Federal funds purchased	294	2	2.73	14,527	118	3.26
FHLB advances	6,000	88	5.88	11,000	107	3.90
Repurchase agreements	11,006	127	4.63	12,136	77	2.54
Subordinated debentures	7,733	150	7.78	5,000	83	6.66
Other borrowings	—	—		1,205	15	4.99

Total interest-bearing liabilities	354,391	3,633	4.11	290,301	2,067	2.86

Net interest spread		4,026	3.12		3,173	3.30

Noninterest-bearing demand deposits	51,550			41,479
Accrued expenses and other liabilities	3,766			3,142
Stockholders’ equity	40,204			26,390
Unrealized gain (loss) on securities	(709)			(385)

Total liabilities and stockholders’ equity	$449,202			$360,927

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.68			0.43

Net interest margin			3.80%			3.73%

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Change in Interest Income and Expenses on a Tax-Equivalent Basis

For the Three Months Ended June 30,

	2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$1,343	$853	$2,196
Investment securities	86	35	121
Other earning assets	91	11	102

Total earning assets	1,520	899	2,419

Interest-bearing liabilities
NOW and money market accounts	387	278	665
Savings deposits	—	—	—
Time deposits < $100k	421	408	829
Time deposits > $100k	5	71	76
State of Alabama time deposits	3	26	29
Federal funds purchased	(97)	(19)	(116)
FHLB advances	(73)	54	(19)
Repurchase agreements	(13)	63	50
Other borrowings	53	(1)	52

Total interest-bearing liabilities	686	880	1,566

Increase in net interest income	$834	$19	$853

	Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Six Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$338,731	$12,994	7.74%	$272,235	$8,729	6.47%
Investment securities	67,139	1,358	4.08	59,960	1,127	3.79
Other earning assets	7,802	199	5.14	4,672	91	3.93

Total earning assets	413,672	14,551	7.09	336,867	9,947	5.95

Other assets	24,320			17,977

Total assets	$437,992			$354,844

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	108,789	1,810	3.36	78,309	778	2.00
Savings deposits	3,817	7	0.37	3,718	6	0.33
Time deposits < $100,000	169,124	3,538	4.22	125,450	1,793	2.88
Time deposits > $100,000	26,145	496	3.83	25,970	320	2.48
State of Alabama time deposits	6,007	129	4.33	5,780	71	2.48
Federal funds purchased	5,251	127	4.88	18,022	267	2.99
FHLB advances	7,199	212	5.94	11,000	205	3.76
Repurchase agreements	11,054	242	4.41	12,810	153	2.41
Subordinated debentures	7,733	290	7.56	5,000	158	6.37
Other borrowings	—	—	—	1,205	25	4.18

Total interest-bearing liabilities	345,119	6,851	4.00	287,264	3,776	2.65

Net interest spread		7,700	3.09		6,171	3.30

Noninterest-bearing demand deposits	49,874			39,014
Accrued expenses and other liabilities	3,806			2,914
Stockholders’ equity	39,830			25,992
Unrealized gain (loss) on securities	(637)			(340)

Total liabilities and stockholders’ equity	$437,992			$354,844

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.66			0.39

Net interest margin			3.75%			3.69%

Change in Interest Income and Expenses on a Tax-Equivalent Basis

For the Six Months Ended June 30,

	2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$2,551	$1,714	$4,265
Investment securities	145	86	231
Other earning assets	80	28	108

Total earning assets	2,776	1,828	4,604

Interest-bearing liabilities
NOW and money market accounts	507	525	1,032
Savings deposits	—	1	1
Time deposits < $100k	914	831	1,745
Time deposits > $100k	3	173	176
State of Alabama time deposits	5	53	58
Federal funds purchased	(309)	169	(140)
FHLB advances	(112)	119	7
Repurchase agreements	(38)	127	89
Other borrowings	102	5	107

Total interest-bearing liabilities	1,072	2,003	3,075

Increase (decrease) in net interest income	$1,704	$(175)	$1,529

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended June 30, 2006 was $104,000, compared to $344,000 in the same period of 2005. Net charge-offs for the second quarter of 2006 were $141,000, compared to net charge-offs of $14,000 for the same period in 2005. The provision for the six months ended June 30, 2006 and 2005 was $340,000 and $501,000, respectively. The increase in charge-offs in the second quarter of 2006 compared to the same period in 2005 was primarily the result of recognizing loan losses in one market which had been previously provided for. Annualized net charge-offs as a percentage of average loans were 0.11% for the six months ended June 30, 2006, compared to 0.13% for the same period in 2005.

The decrease in our provision for loan losses for the three and six month periods ended June 30, 2006 relative to the same periods in 2005 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased by $70.2 million from June 30, 2005 to the same period in 2006. We continue to experience loan growth in 2006 and therefore anticipate that our provision for loan losses will increase to provide an adequate allowance for loan losses related to this growth in our loan portfolio. Additionally, as our newer markets become more mature, we anticipate that the level of charge-offs will increase and become more in line with our established markets.

Noninterest Income

Noninterest income totaled $1,435,000 for the second quarter of 2006, an increase of $790,000, or 122.5% for the same period in 2005. For the six months ended June 30, 2006, noninterest income totaled $1,996,000, an increase of $763,000, or 61.9%, for the same period in 2005. The following table presents the primary components of noninterest income for the three and six months periods ended June 30, 2006 and 2005.

Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(Dollar amounts in thousands)
Service charges on deposit accounts	$271	15.3%	$235	$527	10.9%	$475
Business Capital Group loan income	6	-97.9	291	138	-74.3	536
Other income	1,158	873.1	119	1,331	499.5	222

Total noninterest income	$1,435	122.5%	$645	$1,996	61.9%	$1,233

Total service charges, including non-sufficient funds fees, were $271,000 for the second quarter of 2006, an increase of $36,000, or 15.3% from the same period in 2005. For the six months ended June 30, 2006, total service charges, including non-sufficient funds fees, were $527,000, an increase of $52,000, or 10.9% The increase is a direct reflection of the growth in our core transaction deposit accounts and changes to our fee schedule. At the end of the second quarter 2006, we had 6,889 transaction accounts compared with 5,617 transaction accounts at the end of the second quarter 2005. We anticipate this growth will continue in 2006 due to the expansion of our banking offices and staffing and the focus on marketing core deposits.

Business Capital Group loan income is recognized when loan sales transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the 74.3% decline in income for the first six months of 2006 compared to the same period in 2005 is due to projects closing earlier in the year in 2005 compared to 2006. Based on our current inventory of projects we anticipate that our income recognition for the current year will fall primarily into the third and fourth quarters. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.

The increase in other income for the three and six month periods ended June 30, 2006 compared with the same periods in 2005 was primarily due to a gain of $1,054,832 from the sale of the Company’s investment in Consumer National Bank in Jackson, Mississippi (“CNB”), in connection with the acquisition of CNB by another bank. Other income also includes income on bank-owned life insurance. Life insurance with cash surrender values in the amounts of approximately $4.5 million and $4.2 million at June 30, 2006 and 2005, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense

Noninterest expense for the second quarter of 2006 increased $1,260,000, or 51.7%, to $3,697,000 compared to $2,437,000 for the same period in 2005. For the six months ended June 30, 2006 noninterest expense increased $2,079,000, or 42.4% to $6,981,000 compared to $4,902,000 for the same period in 2005. The period increases are primarily due to increases in salaries and benefits as a result of growth within our core banking markets and the addition of the Jacksonville market. The following table presents the primary components of noninterest expense for the three and six months periods ended June 30, 2006 and 2005.

Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(Dollar amounts in thousands)
Salaries and benefits	$2,063	54.9%	$1,332	$3,989	48.5%	$2,687
Occupancy and equipment expense	558	38.5	403	1,079	28.1	842
Professional fees	363	47.6	246	691	61.4	428
Advertising and marketing	172	62.3	106	342	55.5	220
Other expense	541	54.6	350	880	21.4	725

Total noninterest expense	$3,697	51.7%	$2,437	$6,981	42.4%	$4,902

Total salaries and benefits for the three and six month periods ended June 30, 2006 increased by 54.9% and 48.5%, respectively compared to the same periods in 2005. The increase in salaries and benefits is attributable to the $170,200 in share based compensation during the second quarter of 2006, and staffing our new banking offices and new administrative positions to accommodate our growth. As of June 30, 2006, we had 124 full time equivalent employees compared to 98 at June 30, 2005.

Our occupancy and equipment expense increased in the first half of 2006 compared to the same period in 2005 due to the opening of three new offices during the second half of 2005.

Our professional fees for the three and six month periods ended June 30, 2006 increased by 47.6% and 61.4%, respectively compared to the same periods in 2005. The increase was due to the additional costs associated with being a publicly traded company, including increased costs to prepare our annual report on Form 10-K and to prepare for our first annual meeting following our entry into the public markets.

Our advertising and marketing expenses increased for the three and six month periods ended June 30, 2006 compared with the same periods in 2005 as a result of our continued expansion efforts. Specifically, these costs relate to the grand opening of our permanent office in Jacksonville, Florida in February 2006 and new office advertising for our Montgomery office opened in December 2005.

Other expenses for the three and six month periods ended June 30, 2006 increased 54.6% and 21.4%, respectively, compared to the same periods in 2005. The increase in the three month period was due to higher employee recruiting and training costs, higher postage and communication costs, and higher business development costs. These same expenses trended higher for the six month period in 2006 compared to 2005, but were offset by a par call of one of our economic hedge instruments during the first quarter of 2006.

Income Taxes

We recorded provision for income taxes of $614,000 for the second quarter 2006, compared to $326,000 for the same period in 2005. Our effective tax rate for the three months ended June 30, 2006 and 2005 was 38.2% and 32.6%, respectively. For the six months ended June 30, 2006, we recorded provision for income taxes of $822,000 compared to $614,000 for the same period in 2005. Our effective tax rate for the six months ended June 30, 2006 and 2005 was 36.1% and 31.8%, respectively. Our primary permanent differences relate to tax-free income and share based compensation expense. The increase in the effective tax rate is primarily attributable to incentive stock option compensation expense which is not deductible for tax purposes.

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

The results of the June 30, 2006 shock modeling, combining both our subsidiary banks’ models, suggested an exposure in the level of net interest income to decreasing interest rates for the next 12-month period. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.

Interest Rate Risk

Income Sensitivity Summary

As of June 30, 2006

	Down 200 BP	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$15,946	$15,963	$16,071	$16,689	$16,433
$ change net interest income	(124)	(107)		618	363
% change net interest income	-0.77%	-0.67%		3.85%	2.26%

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2006, the annual meeting of the stockholders of CapitalSouth Bancorp was held. The following numbered matters were considered by the stockholders and the following tables list the results of the stockholders’ votes. With respect to the election of directors, the table indicates votes cast for or withheld for the sole nominee for director. With respect to the other matters, each table indicates the votes abstaining or cast for or against a particular matter, as well as the number of broker nonvotes with respect to each matter. The following is a tabulation of the voting:

1. To elect one director to serve a three-year term until such director’s successor is elected and qualified at the annual meeting of stockholders to be held in 2009:

Name	Votes For	Votes Witheld	Abstentions	Broker Nonvotes
W. Dan Puckett	2,255,613	58,982	—	—

In addition to the foregoing, the following directors will continue to serve:

Directors whose terms expire in 2007: Charles K. McPherson, Sr. and David W. Wood, II.

Directors whose terms expire in 2008: H. Bradford Dunn and Stanley L. Graves.

2. To ratify and approve the appointment of KPMG LLP as principal independent auditors of the Company:

Votes For	Votes Witheld	Abstentions	Broker Nonvotes
2,300,537	1,500	12,558	—

3. To ratify and approve the Revised and Restated Directors’ Compensation Plan:

Votes For	Votes Witheld	Abstentions	Broker Nonvotes
1,536,600	73,180	34,695	670,120

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP

August 14, 2006	By:	/s/ W. DAN PUCKETT
W. Dan Puckett
President and Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2006	By:	/S/ CAROL W. MARSH
Carol W. Marsh
Chief Financial Officer