Form 10-Q/A
period 2006-06-30
CapitalSouth Bancorp
filed 2006-08-17
CIK 1338977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment Number 1 to Form 10-Q

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

QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended June 30, 2006

EXPLANATORY NOTE

This Form 10-Q/A is being filed by the Company to correct the following items within the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (the “Original 10-Q”):

•	Reclassify the amount of the gain on sale of Consumer National Bank from Other noninterest income to Gain on sale of nonmarketable equity securities in the Consolidated Statements of Income for the six months ended June 30, 2006 presented on page 2 of the Original 10-Q.

•	Exclude noncash transactions in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006, which were included in Net increases in other assets and Loan originations, net in the Original 10-Q.

Except as set forth above, the Company has not amended or modified the financial information or other disclosures contained in the Original 10-Q as filed on August 14, 2006. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q, and represents the Company’s Form 10-Q in its entirety including changes to only those items set forth above.

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

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$6,818,665	4,625,209	$12,981,200	8,721,621
Interest on securities	668,608	559,981	1,338,321	1,122,579
Interest on federal funds sold	120,048	17,266	136,698	29,087

Total interest income	7,607,321	5,202,456	14,456,219	9,873,287

Interest expense:
Interest on deposits	3,266,106	1,667,031	5,979,140	2,967,881
Interest on debt	366,555	400,107	871,775	808,322

Total interest expense	3,632,661	2,067,138	6,850,915	3,776,203

Net interest income	3,974,660	3,135,318	7,605,304	6,097,084
Provision for loan losses	104,450	344,352	340,456	500,732

Net interest income after provision for loan losses	3,870,210	2,790,966	7,264,848	5,596,352

Noninterest income:
Service charges on deposits	270,538	235,226	526,661	474,647
Investment banking income, net	21,860	11,513	94,102	33,058
Business Capital Group loan income	5,582	291,257	137,774	535,719
Bank–owned life insurance	41,070	44,479	83,418	88,959
Gain on sale of nonmarketable equity securities	1,054,832	—	1,054,832	—
Other noninterest income	40,673	62,354	99,241	100,098

Total noninterest income	1,434,555	644,829	1,996,028	1,232,481

Noninterest expense:
Salaries and employee benefits	2,062,819	1,331,667	3,989,291	2,687,483
Occupancy and equipment expense	557,876	403,303	1,078,644	841,904
Professional fees	363,533	246,266	690,934	428,046
Advertising	172,216	106,143	341,544	219,777
Other noninterest expense	540,559	350,006	880,302	724,570

Total noninterest expense	3,697,003	2,437,385	6,980,715	4,901,780

Income before provision for income taxes	1,607,762	998,410	2,280,161	1,927,053
Provision for income taxes	614,136	325,963	822,289	613,579

Net income	$993,626	672,447	$1,457,872	1,313,474

Basic earnings per share	$0.34	0.30	$0.49	0.59
Basic weighted average shares outstanding	2,963,945	2,244,942	2,953,147	2,243,588
Diluted earnings per share	$0.33	0.30	$0.48	0.58
Diluted weighted average shares outstanding	3,024,187	2,275,702	3,014,283	2,274,354

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

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$1,457,872	1,313,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	491,703	394,302
Provision for loan losses	340,456	500,732
Deferred tax expense	86,470	187,266
Amortization and accretion on securities, net	57,378	102,543
Director fees, paid in common stock	133,151	79,382
Share based compensation	170,200	—
Gain on sale of nonmarketable equity securities	(1,054,832)	—
Loss on other real estate owned	2,243	—
Loss on disposal of premises and equipment	19,201	10,284
Net increase in other assets	(282,709)	(308,155)
Net (decrease) increase in other liabilities	(432,450)	898,132

Net cash provided by operating activities	988,683	3,177,960

Cash flows from investing activities:
Purchases of securities available-for-sale	(3,461,635)	(137,380)
Proceeds from maturities and calls of securities available-for-sale	1,175,871	1,478,153
Proceeds from maturities of securities held-to-maturity	1,257,225	1,832,781
Purchases of nonmarketable equity securities	(448,776)	—
Proceeds from sale of nonmarketable equity securities	2,003,608	—
Proceeds from sale of FHLB stock	900,100	722,000
Purchase of FRB stock	(152,950)	—
Loan originations, net	(22,502,922)	(19,451,570)
Purchases of premises and equipment	(787,734)	(4,230,175)
Proceeds from the sale of other real estate owned	585,000	157,026
Proceeds from sale of premises and equipment	308,529	—

Net cash used in investing activities	(21,123,684)	(19,629,165)

Cash flows from financing activities:
Net increase in deposits	48,938,047	39,940,722
Net decrease in federal funds purchased	(25,430,900)	(16,222,900)
Net decrease in borrowed funds	—	(39,901)
Net decrease in repurchase agreements	(836,117)	(1,315,685)
Cash dividends paid	(463,396)	(201,715)
Net proceeds from issuance of common stock	1,569,375	—
Withholding taxes paid relating to stock option exercise	(158,835)	—
Exercise of stock options	—	500
Excess tax benefits on exercise of stock options	101,389	—

Net cash provided by financing activities	23,719,563	22,161,021

Net increase in cash and cash equivalents	3,584,562	5,709,816
Cash and cash equivalents, beginning of period	10,697,528	4,118,284

Cash and cash equivalents, end of period	$14,282,090	9,828,100

Supplemental information on cash payments:
Interest paid	6,831,070	3,226,289
Income taxes paid	650,748	730,452
Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	918,500	115,300

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

CAPITALSOUTH BANCORP

August 17, 2006	By:	/s/ W. DAN PUCKETT
W. Dan Puckett
President and Chief Executive Officer and
Chairman of the Board of Directors

August 17, 2006	By:	/S/ CAROL W. MARSH
Carol W. Marsh
Chief Financial Officer