Form 10-Q
period 2006-09-30
CapitalSouth Bancorp
filed 2006-11-13
CIK 1338977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $1.00 par value per share	2,971,769 shares

CAPITALSOUTH BANCORP

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$9,094,226	10,585,682
Federal funds sold	2,217,556	111,846
Securities available–for–sale	37,938,923	35,866,316
Securities held–to–maturity, fair values of $26,322,248 and $28,381,029 at September 30, 2006 and December 31, 2005, respectively	27,217,171	29,155,869
Federal Home Loan Bank stock	1,852,600	2,122,400
Federal Reserve Bank stock	894,650	741,700
Loans	363,759,102	327,220,975
Allowance for loan losses	(4,160,394)	(3,856,092)

Net loans	359,598,708	323,364,883
Premises and equipment, net	10,621,479	10,707,683
Bank–owned life insurance	4,506,829	4,382,341
Other assets	6,659,837	6,469,173

Total assets	$460,601,979	423,507,893

Liabilities and Stockholders’ Equity
Deposits:
Interest–bearing	$322,870,385	282,433,935
Noninterest–bearing	52,728,333	46,995,451

Total deposits	375,598,718	329,429,386
Federal funds purchased	16,197,323	26,940,900
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	10,317,319	11,778,476
Subordinated debentures	7,733,000	7,733,000
Other liabilities	4,259,354	4,752,221

Total liabilities	420,105,714	386,633,983

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at September 30, 2006 and December 31, 2005; issued 3,056,599 and 2,937,500 shares at September 30, 2006 and December 31, 2005, respectively; outstanding 2,971,769 and 2,852,670 shares at September 30, 2006 and December 31, 2005, respectively	3,056,599	2,937,500
Treasury stock, at cost, 84,830 shares at September 30, 2006 and December 31, 2005	(1,255,060)	(1,255,060)
Paid–in surplus	26,244,640	24,490,875
Retained earnings	12,984,015	11,271,215
Accumulated other comprehensive loss, net	(533,929)	(570,620)

Total stockholders’ equity	40,496,265	36,873,910

Total liabilities and stockholders’ equity	$460,601,979	423,507,893

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$7,405,181	5,141,200	$20,386,381	13,862,821
Interest on securities	665,050	541,394	2,003,371	1,663,973
Interest on federal funds sold	18,447	90,720	155,145	119,807

Total interest income	8,088,678	5,773,314	22,544,897	15,646,601

Interest expense:
Interest on deposits	3,520,611	2,070,135	9,499,751	5,038,016
Interest on debt	499,216	322,908	1,370,991	1,131,230

Total interest expense	4,019,827	2,393,043	10,870,742	6,169,246

Net interest income	4,068,851	3,380,271	11,674,155	9,477,355
Provision for loan losses	118,850	257,483	459,306	758,215

Net interest income after provision for loan losses	3,950,001	3,122,788	11,214,849	8,719,140

Noninterest income:
Service charges on deposits	303,396	246,459	830,057	721,106
Investment banking income, net	51,651	16,771	145,753	49,829
Gain on sale of available–for–sale securities, net	—	3,509	—	3,509
Business Capital Group loan income	130,111	104,556	267,885	640,275
Bank–owned life insurance	41,070	44,479	124,488	133,438
Gain on sale of nonmarketable equity securities	—	—	1,054,832	—
Other noninterest income	46,877	40,066	146,118	140,164

Total noninterest income	573,105	455,840	2,569,133	1,688,321

Noninterest expense:
Salaries and employee benefits	1,878,201	1,568,478	5,867,492	4,255,961
Occupancy and equipment expense	582,224	398,414	1,660,868	1,240,318
Professional fees	344,973	186,103	1,035,907	614,149
Advertising	169,324	39,290	510,868	259,067
Other noninterest expense	649,023	460,247	1,529,325	1,184,817

Total noninterest expense	3,623,745	2,652,532	10,604,460	7,554,312

Income before provision for income taxes	899,361	926,096	3,179,522	2,853,149
Provision for income taxes	287,998	316,463	1,110,287	930,042

Net income	$611,363	609,633	$2,069,235	1,923,107

Basic earnings per share	$0.21	0.27	$0.70	0.86
Basic weighted average shares outstanding	2,968,912	2,246,581	2,961,222	2,244,440
Diluted earnings per share	$0.20	0.27	$0.69	0.84
Diluted weighted average shares outstanding	3,019,891	2,277,342	3,018,973	2,283,227

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

			Treasury stock	Paid–in surplus	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Common stock
	Shares outstanding	Amount
Balance, December 31, 2005	2,852,670	$2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910
Comprehensive income:
Net income	—	—	—	—	2,069,235	—	2,069,235
Change in unrealized gain (loss) on securities available–for–sale, net	—	—	—	—	—	36,691	36,691

Total comprehensive income							2,105,926
Dividends declared ($0.12 per share)	—	—	—	—	(356,435)	—	(356,435)
Issuance of common stock, net of offering expenses	90,000	90,000	—	1,479,375	—	—	1,569,375
Common stock issued for director fees net of offering expenses	9,210	9,210	—	181,525	—	—	190,735
Exercise of stock options, including tax benefit	19,889	19,889	—	(77,335)	—	—	(57,446)
Share based compensation	—	—	—	170,200	—	—	170,200

Balance, September 30, 2006	2,971,769	$3,056,599	(1,255,060)	26,244,640	12,984,015	(533,929)	40,496,265

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,069,235	1,923,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	733,645	606,660
Provision for loan losses	459,306	758,215
Deferred tax expense (benefit)	(141,569)	(291,047)
Amortization and accretion on securities, net	65,271	145,056
Director fees, paid in common stock	190,735	124,988
Share based compensation	170,200	—
Gain on sale of nonmarketable equity securities	(1,054,832)	—
Loss on other real estate owned	2,243	—
(Gain) loss on disposal of premises and equipment	(1,257)	10,284
Gain on sale of loans and securities	—	(21,385)
Originations of loans held-for-sale	—	(287,200)
Proceeds from sale of loans	—	323,775
Net increase in other assets	(362,083)	(461,685)
Net (decrease) increase in other liabilities	(207,600)	2,095,857

Net cash provided by operating activities	1,923,294	4,926,625

Cash flows from investing activities:
Purchases of securities available-for-sale	(5,906,568)	(9,238,550)
Proceeds from maturities and calls of securities available-for-sale	3,855,496	277,274
Proceeds from maturities of securities held-to-maturity	1,908,340	3,064,535
Purchases of nonmarketable equity securities	(448,776)	—
Proceeds from sale of nonmarketable equity securities	2,003,608	—
Proceeds from sale of FHLB stock	269,800	998,000
Purchase of FRB stock	(152,950)	(26,600)
Loan originations, net	(37,611,631)	(26,229,605)
Purchases of premises and equipment	(966,258)	(5,013,780)
Proceeds from the sale of other real estate owned	585,000	—
Proceeds from disposal of premises and equipment	320,074	—
Purchase of Florida banking charter	—	(1,266,853)

Net cash used in investing activities	(36,143,865)	(37,435,579)

Cash flows from financing activities:
Net increase in deposits	46,169,332	68,379,182
Net decrease in federal funds purchased	(10,743,577)	(17,352,900)
Net decrease in borrowed funds	—	(5,106,305)
Net increase in notes payable	—	1,800,000
Net decrease in repurchase agreements	(1,461,157)	(1,049,266)
Cash dividends paid	(641,702)	(224,655)
Net proceeds from issuance of common stock	1,569,375	—
Withholding taxes paid relating to stock option exercise	(158,835)	—
Proceeds from issuance of subordinated debentures	—	2,733,000
Excess tax benefits on exercise of stock options	101,389	—

Net cash provided by financing activities	34,834,825	49,179,056

Net increase in cash and cash equivalents	614,254	16,670,102
Cash and cash equivalents, beginning of period	10,697,528	4,118,284

Cash and cash equivalents, end of period	$11,311,782	20,788,386

Supplemental information on cash payments:
Interest paid	10,603,397	5,077,397
Income taxes paid	1,303,158	1,251,606

Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	918,500	137,800

See accompanying notes to consolidated financial statements.

CapitalSouth Bancorp and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2006

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

Note 2 – Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/(losses) on available for sale securities. Total comprehensive income for three and nine months ended September 30, 2006 and 2005, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$611,363	$609,633	$2,069,235	$1,923,107
Unrealized gain (loss) on securities, net of tax	263,041	(64,288)	36,691	(157,641)

Comprehensive income, net of tax	$874,404	$545,345	$2,105,926	$1,765,466

Note 3 – Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$611,363	$609,633	$2,069,235	$1,923,107

Denominator:
Weighted average common shares outstanding	2,968,912	2,246,581	2,961,222	2,244,440
Equivalent shares issuable upon exercise of stock options	50,979	30,761	57,751	38,787

Diluted shares	3,019,891	2,277,342	3,018,973	2,283,227
Net income per share
Basic	$0.21	$0.27	$0.70	$0.86

Diluted	$0.20	$0.27	$0.69	$0.84

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

Note 5 - Share Based Compensation Plans

Under the Company’s 1994 Stock Incentive Plan, 2004 Stock Option Plan, and 2005 Stock Incentive Plan there are 109,150, 39,000, and 150,000 shares, respectively, authorized for issuance with grants to employees that vest immediately. The maximum term of the options granted under the plans is 10 years.

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

In addition, SFAS No. 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities but are required to be reported as cash flows from financing activities under SFAS No. 123R. The $101,389 excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.

The Company estimates the fair value of its option awards using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options granted to CapitalSouth employees during the three and nine months ended September 30, 2006 was $7.40. During the nine months ended September 30, 2006 there were 23,000 options granted at an exercise price of $21.17 per share. These options were all granted during the three months ended June 30, 2006.

Nine Months Ended September 30, 2006
Risk-free interest rate	5.15%
Expected stock price volatility	25.33
Dividend Yield	1.13
Expected life of options	10 years

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, at January 1, 2006	217,400	$13.09
Granted (all during second quarter)	23,000	21.17
Exercised	(66,250)	12.57		584,013
Forfeited	—	—

Outstanding, at September 30, 2006	174,150	$14.36	5.60	$1,027,485

Exercisable, at September 30, 2006	174,150	$14.36	5.60	$1,027,485

As of September 30, 2006, there was no unrecognized compensation cost related to nonvested options, as there were no nonvested options.

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

Note 6 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of income of the Company.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. For an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principals Board (APB) Opinion No. 12, Omnibus Opinion – 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact that the adoption of this EITF will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS’ statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans, this standard is not expected to have an impact on the Company’s financial condition or results of operation.

In September 2006, the FASB ratified EITF 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 is not expected to have a material affect on The Company’s financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See pages 1 through 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiaries, CapitalSouth Bank and Capital Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and September 30, 2005.

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

Business

CapitalSouth Bancorp (the “Company”) is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank and Capital Bank, the Company’s two principal subsidiaries, are Alabama banking corporations and members of the Federal Reserve System, and have been in continuous operation since 1975 and 2001, respectively. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates seven full service banking offices located in metropolitan Birmingham and Hunstville, Alabama, and Jacksonville, Florida. Capital Bank is headquartered in Montgomery, Alabama, and operates two full service banking offices in Montgomery. The Company also operates a commercial loan production office in Atlanta, Georgia through its bank subsidiary, CapitalSouth Bank. The Company has focused upon serving the needs of the Latino population in Birmingham, Alabama through two “Banco Hispano” branded branches.

Overview

As of September 30, 2006, we had total consolidated assets of $460,602,000, an increase of 8.8% over the $423,508,000 reported at December 31, 2005. Total loans were $363,759,000 as of September 30, 2006, a $36,538,000, or 11.2%, increase over the $327,221,000 at December 31, 2005. Total deposits were $375,599,000 at September 30, 2006, a $46,170,000, or 14.0% increase over the $329,429,000 at December 31, 2005. Stockholders’ equity of $40,496,000 at September 30, 2006 represented an increase of $3,622,000, or 9.8% over stockholders’ equity of $36,874,000 at December 31, 2005.

Net income for the third quarter ended September 30, 2006 was $611,000, an increase of $1,000 compared to $610,000 for the quarter ended September 30, 2005. Diluted earnings per share were $.20 for the three months ended September 30 2006, compared to $.27 for the same period in 2005. Net income increased $146,000 for the nine months ended September 30, 2006 to $2,069,000 compared to $1,923,000 for the same period in 2005. Diluted earnings per share were $.69 for the nine months ended September 30, 2006 compared to $.84 for the same period in 2005. Per share earnings were impacted by the increase of 690,000 shares of common stock outstanding as a result of the Company’s initial public offering in December 2005 and the shares of common stock issued pursuant to the over-allotment option related to this transaction. This addition to capital and the additional banking offices position the Company to continue its growth strategy at levels greater than peer banks.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities totaled $65,156,000 at September 30, 2006 and $65,022,000 at December 31, 2005. During the first nine months of 2006, purchases of municipal bonds with an aggregate purchase cost of $3,875,000 and one government agency bond with an aggregate purchase cost of $2,032,000 were placed in the available-for-sale portfolio. One municipal bond with a book value of $140,000 was called in January 2006 and one government agency bond with a book value of $2,000,000 matured in September 2006. The remaining change in the overall balance of the portfolio was due to scheduled paydowns.

The following table shows the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost

As of September 30, 2006

	Less than one year	One year to five years	Five years to ten years	More than ten years
Agency bonds	$6,497,844	$26,087,350	$2,031,874	—
Agency issued pools	—	8,052,873	5,616,225	3,999,973
Asset-backed & CMOs	—	—	—	4,846,558
Municipal-tax exempt	2,916,012	2,795,192	1,238,163	1,888,200

Total	$9,413,856	$36,935,415	$8,886,262	$10,734,731

Tax equivalent yield	3.47%	4.20%	4.44%	4.14%

All securities held are traded in liquid markets. As of September 30, 2006, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of September 30, 2006, the book value and market value of the securities from each of these issuers are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Fannie Mae	$18,393	$17,621
Federal Home Loan Mortgage Corporation	22,739	22,231
Federal Home Loan Bank	8,122	8,026

At September 30, 2006, we had $2,218,000 in federal funds sold compared with $112,000 in federal funds sold at December 31, 2005. This increase is due to our deposit growth exceeding our loan growth. As a result, we invested the excess deposits into federal funds sold based on our liquidity needs.

Loans

Total loans were $363,759,000 at September 30, 2006, an increase of $36,538,000 (11.2%) over total loans of $327,221,000 at December 31, 2005. Growth in real estate construction and development loans during the first nine months of 2006 accounted for $21,269,000 of our growth, and represents a 22.7% increase in the real estate construction and development loan portfolio from December 31, 2005. Real estate construction and development loans represent 31.6% of the loan portfolio, real estate mortgage loans 50.8%, and commercial, industrial, and agricultural loans 16.3%. Growing the commercial, industrial, and agricultural loan portfolio is a focus of CapitalSouth Bank and Capital Bank as part of our overall growth strategy.

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

An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary banks’ boards of directors on a monthly basis. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance. We have outsourced loan review of loans in excess of $3 million to an experienced independent loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is calculated based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance affect our earnings directly.

While it is our policy to charge-off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Analysis of Changes in Allowance for Loan Losses

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Twelve months ended December 31, 2005
	(Dollar amounts in thousands)
Allowance for loan losses
Beginning of period	$3,856	$3,200	$3,200
Provision for loan losses	459	758	914

Sub-total	4,315	3,958	4,114

Charge-off loans:
Real estate loans	113	134	134
Installment loans	62	112	140
Commercial loans	64	32	78

Total charged-off	239	278	352

Recoveries of charge-off loans
Real estate loans	10	7	19
Installment loans	39	57	75
Commercial loans	35	—	—

Total recoveries	84	64	94

Net charged-off loans	155	214	258

Allowance for loan losses - end of period	$4,160	$3,744	$3,856

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.06%	0.10%	0.09%
Provision for loan losses (annualized)	0.18	0.37	0.33

The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	September 30, 2006		September 30, 2005		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollar amounts in thousands)
Commercial loans	$793	16.3%	$533	13.8%	$661	14.6%
Real estate - construction	1,215	31.6	905	28.6	999	28.4
Real estate-mortgage	2,096	50.8	1,860	54.2	2,023	54.7
Installment	56	1.3	242	3.4	172	2.3
Unallocated	—	—	204	—	1	—

	$4,160	100.0%	$3,744	100.0%	$3,856	100.0%

Deposits and Other Borrowings

Total deposits increased by 14.0% from year-end 2005 to the end of the third quarter 2006 due to our continued focused marketing to develop our core deposit base and due to our continued banking office expansion. We believe that our deposits will continue to increase in the remainder of 2006 as a result of our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.

Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $32,515,000 as of September 30, 2006, compared to $44,719,000 at December 31, 2005. Our strong growth in core deposits has allowed us to reduce our reliance on these sources of funds and accordingly helped us control the cost of funding.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of September 30, 2006:

Borrow Date	Type	Principal	Term	Rate	Maturity
10/1/1998	Convertible Advance	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	Convertible Advance	$3,000,000	7 years	4.58%	3/25/2013

				4.76%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub heading “Net Interest Income.”

Subordinated Debentures

The Company wholly owns two Delaware statutory trusts, Financial Investors Statutory Trust I and Financial Investors Statutory Trust II. These unconsolidated subsidiaries issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of September 30, 2006, $7,500,000 of the notes payable to the trusts were classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in consolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 Capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company’s and the Banks’ capital ratios will remain at an adequate level to allow the Company and the Banks to continue to be “well capitalized” under applicable banking regulations.

Liquidity

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At September 30, 2006, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $49.3 million. Additionally, we had available to us through our subsidiary banks $2.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary banks had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $22.9 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.

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

The following table reflects the contractual maturities of our term liabilities as of September 30, 2006. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

Contractual Obligations

	Total	One year or less	Over one to three years	Over three to five years	More than five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$208,202	$196,972	$8,736	$2,494	$—
Federal funds purchased and securities sold under agreement to repurchase	26,515	26,515	—	—	—
FHLB borrowings	6,000	—	3,000	—	3,000
Operating lease obligations	684	303	230	151	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$249,134	$223,790	$11,966	$2,645	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.
(2)	The subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,500,000 after September 15, 2010.

Capital Resources

The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank.

	Well Capitalized	Adequately Capitalized	Actual
			CapitalSouth Bancorp	CapitalSouth Bank	Capital Bank
September 30, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.6%	10.6%	15.4%
Total capital to risk adjusted assets	10.0	8.0	13.7	11.7	16.5
Tier 1 capital to average assets	5.0	4.0	10.5	8.7	13.3

December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1

September 30, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.3%	10.6%	20.2%
Total capital to risk adjusted assets	10.0	8.0	12.6	11.8	21.1
Tier 1 capital to average assets	5.0	4.0	8.8	8.2	15.8

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

Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2006 is as follows:

Commitments to extend credit	$82,753,299
Standby letters of credit	$952,170

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

Results of Operations

Net Interest Income

For the three months ended September 30, 2006, net interest income increased by $689,000, or 20.4%, to $4,069,000 for the third quarter of 2006, compared to $3,380,000 for the same period a year ago. For the nine months ended September 30, 2006, net interest income increased by $2,197,000, or 23.2%, to $11,674,000, compared to $9,477,000 for the same period in 2005.

Total interest income for the third quarter and first nine months ended September 30, 2006 was $8,089,000 and $22,545,000, respectively, up $2,316,000, or 40.1% compared to the same quarter last year and up $6,898,000, or 44.1% on a year-to-date basis. The increase in interest income is the result of earning asset growth and the increase in yields on earning assets. Average earning assets increased 19.2% and 21.5% for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. Earning asset yields for the three and nine month periods ended September 30, 2006 were 7.59% and 7.26% and represent increases of 113 basis points from yields in the same periods ended September 30, 2005. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and nine month periods ended September 30, 2006 was 8.25% and 7.86%, respectively, compared to 6.42% and 5.93% for the same periods in 2005.

Total interest expense was $4,020,000 for the third quarter of 2006, or a 68.0% increase as compared to the same period in 2005. For the nine months ended September 30, 2006, interest expense was $10,871,000, or a 76.2% increase as compared to the same period in 2005. This increase in interest expense is due in part to the 15.1% and 25.6% increases in average interest bearing deposits for the for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. Interest expense is also impacted due to increases in the rate paid for interest bearing liabilities which increased from 3.10% and 2.81% for the three and nine months ended September 30, 2005 to 4.53% and 4.18% for the same periods in 2006, respectively.

Net interest margin was favorably impacted by the 21.8% and 25.6% growth in non-interest bearing demand deposits for the quarter and nine months ended September 30, 2006 compared to the same periods in 2005. These deposits contributed 0.78% and 0.70% to the Company’s net interest margin for the three and nine month periods ended September 30, 2006. This contribution to net interest margin increased over the same periods in 2005 by 0.34% and 0.29% for the quarter and nine month periods ended September 30, 2005.

	Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Three Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$355,730	$7,412	8.27%	$286,264	$5,147	7.13%
Investment securities	66,313	673	4.03%	58,486	555	3.76%
Other earning assets	3,706	55	5.89%	12,329	109	3.51%

Total earning assets	425,749	8,140	7.59%	357,079	5,811	6.46%

Other assets	23,883			22,989

Total assets	$449,632			$380,068

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$109,300	1,048	3.80%	$94,249	613	2.58%
Savings deposits	3,596	3	0.33%	3,745	3	0.32%
Time deposits < $100,000	176,464	2,121	4.77%	144,383	1,196	3.29%
Time deposits > $100,000	24,332	276	4.50%	27,166	214	3.13%
State of Alabama time deposits	6,030	73	4.80%	5,780	44	3.02%
Federal funds purchased	8,493	122	5.70%	409	4	3.88%
FHLB advances	6,000	91	6.02%	10,946	114	4.13%
Repurchase agreements	10,513	133	5.02%	12,164	95	3.10%
Subordinated debentures	7,733	153	7.85%	5,603	90	6.37%
Other borrowings	—	—	—	1,635	20	4.85%

Total interest-bearing liabilities	352,461	4,020	4.53%	306,080	2,393	3.10%

Net interest spread		$4,120	3.06%		$3,418	3.36%

Noninterest-bearing demand deposits	53,072			43,581
Accrued expenses and other liabilities	3,824			3,830
Stockholders’ equity	40,718			26,957
Unrealized gain (loss) on securities	(443)			(380)

Total liabilities and stockholders’ equity	$449,632			$380,068

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.78%			0.44%

Net interest margin			3.84%			3.80%

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Change in Interest Income and Expenses on a Tax-Equivalent Basis

For the Three Months Ended September 30,

	2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$1,447	$818	$2,265
Investment securities	79	39	118
Other earning assets	(128)	74	(54)

Total earning assets	1,398	931	2,329

Interest-bearing liabilities
NOW and money market accounts	144	291	435
Savings deposits	—	—	—
Time deposits < $100k	386	539	925
Time deposits > $100k	(32)	94	62
State of Alabama time deposits	3	26	29
Federal funds purchased	116	2	118
FHLB advances	(75)	52	(23)
Repurchase agreements	(21)	59	38
Other borrowings	42	1	43

Total interest-bearing liabilities	563	1,064	1,627

Increase in net interest income	$835	$(133)	$702

	Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$344,460	$20,405	7.92%	$276,962	$13,876	6.70%
Investment securities	66,860	2,031	4.06%	59,463	1,681	3.78%
Other earning assets	6,421	254	5.29%	7,254	201	3.70%

Total earning assets	417,741	22,690	7.26%	343,679	15,758	6.13%

Other assets	24,141			20,049

Total assets	$441,882			$363,728

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$108,974	2,859	3.51%	$83,821	1,391	2.22%
Savings deposits	3,742	10	0.36%	3,727	10	0.36%
Time deposits < $100,000	171,598	5,656	4.41%	131,682	2,989	3.03%
Time deposits > $100,000	25,534	773	4.05%	26,373	533	2.70%
State of Alabama time deposits	6,014	202	4.49%	5,780	115	2.67%
Federal funds purchased	6,344	249	5.25%	12,087	278	3.08%
FHLB advances	6,703	303	6.04%	10,981	312	3.80%
Repurchase agreements	10,963	375	4.57%	12,592	248	2.64%
Subordinated debentures	7,733	443	7.66%	5,147	249	6.46%
Other borrowings	—	—	—	1,311	44	4.52%

Total interest-bearing liabilities	347,605	10,870	4.18%	293,501	6,169	2.81%

Net interest spread		$11,820	3.08%		$9,589	3.32%

Noninterest-bearing demand deposits	50,938			40,555
Accrued expenses and other liabilities	3,781			3,515
Stockholders’ equity	40,146			26,510
Unrealized gain (loss) on securities	(588)			(353)

Total liabilities and stockholders’ equity	$441,882			$363,728

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.70%			0.41%

Net interest margin			3.78%			3.73%

Change in Interest Income and Expenses on a Tax-Equivalent Basis

For the Nine Months Ended September 30,

	2006 Compared to 2005 Increase (Decrease) in Interest Income and Expense Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$3,998	$2,531	$6,529
Investment securities	225	125	350
Other earning assets	(33)	86	53

Total earning assets	4,190	2,742	6,932

Interest-bearing liabilities
NOW and money market accounts	660	808	1,468
Savings deposits	—	—	—
Time deposits < $100k	1,316	1,351	2,667
Time deposits > $100k	(25)	265	240
State of Alabama time deposits	8	79	87
Federal funds purchased	(225)	196	(29)
FHLB advances	(193)	184	(9)
Repurchase agreements	(56)	183	127
Other borrowings	148	2	150

Total interest-bearing liabilities	1,633	3,068	4,701

Increase (decrease) in net interest income	$2,557	$(326)	$2,231

Provision for Loan Losses

The provision for loan losses charged to operations during the three months ended September 30, 2006 was $119,000, compared to $257,000 in the same period of 2005. Net recoveries for the third quarter of 2006 were $31,000, compared to net charge-offs of $39,000 for the same period in 2005. The provisions for the nine months ended September 30, 2006 and 2005 were $459,000 and $758,000, respectively. Annualized net charge-offs as a percentage of average loans was 0.06% for the nine months ended September 30, 2006, compared to 0.10% for the same period in 2005.

The decreases in our provisions for loan losses for the three and nine month periods ended September 30, 2006 relative to the same periods in 2005 were a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the levels of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased by $78.7 million from September 30, 2005 to the same period in 2006. We continue to experience loan growth in 2006 and therefore anticipate that our provision for loan losses will increase to provide an adequate allowance for loan losses related to this growth in our loan portfolio. Additionally, as our newer markets become more mature, we anticipate that the level of charge-offs will increase and become more in line with our established markets.

Noninterest Income

Noninterest income totaled $573,000 for the third quarter of 2006, an increase of $117,000, or 25.7% for the same period in 2005. For the nine months ended September 30, 2006, noninterest income totaled $2,569,000, an increase of $881,000, or 52.2%, for the same period in 2005. The following table presents the primary components of noninterest income for the three and nine months periods ended September 30, 2006 and 2005.

Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(Dollar amounts in thousands)
Service charges on deposit accounts	$303	23.2%	$246	$830	15.1%	$721
Business Capital Group loan income	130	23.8%	105	268	-58.1%	640
Other income	140	33.3%	105	1,471	349.8%	327

Total noninterest income	$573	25.7%	$456	$2,569	52.2%	$1,688

Total service charges, including non-sufficient funds fees, were $303,000 for the third quarter of 2006, an increase of $57,000, or 23.2%, from the same period in 2005. For the nine months ended September 30, 2006, total service charges, including non-sufficient funds fees, were $830,000, an increase of $109,000, or 15.1%. The increase is a direct reflection of the growth in our core transaction deposit accounts, changes to our fee schedule and cleaning up service charge codes to remove extended waivers. At the end of the third quarter 2006, we had 7,202 transaction accounts compared with 5,846 transaction accounts at the end of the third quarter 2005. We anticipate this growth will continue due to the expansion of our banking offices and staffing and the focus on marketing core deposits.

Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the 58.1% decline in income for the first nine months of 2006 compared to the same period in 2005 is due to projects closing earlier in the year in 2005 compared to 2006. Based on our current inventory of projects we anticipate that our income recognition for the current year will fall primarily into the fourth quarter. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.

The increase in other income for the nine months ended September 30, 2006 compared with the same period in 2005 was primarily due to a gain of $1,054,832 from the sale of the Company’s investment in Consumer National Bank in Jackson, Mississippi (“CNB”), in connection with the acquisition of CNB by another bank. Other income also includes income on bank-owned life insurance and investment banking income. Investment banking income was up $35,000, or 205.9% for the three months ended September 30, 2006 compared to the same period in 2005. Life insurance with cash surrender values in the amounts of approximately $4.5 million and $4.3 million at September 30, 2006 and 2005, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense

Noninterest expense for the third quarter of 2006 increased $971,000 or 36.6%, to $3,624,000 compared to $2,653,000 for the same period in 2005. For the nine months ended September 30, 2006, noninterest expense increased $3,050,000 or 40.4% to $10,604,000 compared to $7,554,000 for the same period in 2005. The period increases are primarily due to increases in expenses as a result of growth within our core banking markets, including the addition of two new banking offices and the addition of the Jacksonville market. The following table presents the primary components of noninterest expense for the three and nine month periods ended September 30, 2006 and 2005.

Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
	(Dollar amounts in thousands)
Salaries and benefits	$1,879	19.8%	$1,569	$5,868	37.9%	$4,256
Occupancy and equipment expense	582	46.2%	398	1,661	34.0%	1,240
Professional fees	345	85.5%	186	1,036	68.7%	614
Advertising and marketing	169	333.3%	39	511	97.3%	259
Other expense	649	40.8%	461	1,529	29.0%	1,185

Total noninterest expense	$3,624	36.6%	$2,653	$10,605	40.4%	$7,554

The increase in salaries and benefits is attributable to the $170,200 in share based compensation during the second quarter of 2006, and staffing our new banking offices and new administrative positions to accommodate our growth. As of September 30, 2006, we had 126 full time equivalent employees compared to 113 at September 30, 2005.

Our occupancy and equipment expense increased for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 due to the opening of three new offices during the second half of 2005.

The increase in professional fees for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was due to the additional costs associated with being a publicly traded company, including increased costs to prepare our annual report on Form 10-K, quarterly reports on Form 10-Q and to prepare for our first annual meeting following our entry into the public markets.

Our advertising and marketing expenses increased for the three and nine month periods ended September 30, 2006 compared with the same periods in 2005 as a result of our continued expansion efforts. Specifically, these costs relate to the grand opening of our permanent office in Jacksonville, Florida in February 2006 and new office advertising for our Montgomery office opened in December 2005.

The increase in other expenses for the three month period ended September 30, 2006 compared to the same period in 2005 was due to higher employee recruiting costs, increased accrued sales tax, higher postage, communication and business development costs.

Income Taxes

We recorded provision for income taxes of $288,000 for the third quarter 2006, compared to $316,000 for the same period in 2005. Our effective tax rates for the three months ended September 30, 2006 and 2005 were 32.0% and 34.2%, respectively. For the nine months ended September 30, 2006, we recorded provision for income taxes of $1,110,000 compared to $930,000 for the same period in 2005. Our effective tax rates for the nine months ended September 30, 2006 and 2005 were 34.9% and 32.6%, respectively. Our primary permanent differences relate to tax-free income and share based compensation expense. The increase in the effective tax rate for the nine month period ended September 30, 2006 compared to 2005 is primarily attributable to incentive stock option compensation expense which is not deductible for tax purposes. During the third quarter 2006, no additional incentive stock options were granted, which resulted in a lower effective tax rate for the three month period compared to year-to-date. Additionally, the decline in book loan loss provision and an increase in tax bad debt expense during the quarter ended September 30, 2006 compared to the same period in 2005 contributed to the decline in the effective tax rate for the quarter ended September 30, 2006 compared to the same period in 2005.

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

The results of the September 30, 2006 shock modeling, combining both our subsidiary banks’ models, suggested an exposure in the level of net interest income to decreasing interest rates for the next 12-month period. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the mortgage-backed securities portfolios in the varying interest rate environments.

Interest Rate Risk

Income Sensitivity Summary

As of September 30, 2006

	Down 200 BP	Down 100 BP	Current	Up 100 BP	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$15,759	$15,776	$15,883	$16,501	$16,246
$ change net interest income	(124)	(107)		618	363
% change net interest income	-0.78%	-0.67%		3.89%	2.29%

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

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

Our aggregate net proceeds from the sale of shares of common stock in the offering were approximately $11,373,370, after deducting an aggregate of $905,625 in underwriting discounts and commissions paid to the underwriter and an estimated $658,505 in other expenses incurred in connection with the offering. We used $3 million of the net proceeds to retire debt, and injected $5 million of the net proceeds into CapitalSouth Bank as capital to support continued growth and expansion. We invested the remainder of the net proceeds in investment-grade, interest bearing instruments, pending their use for general corporate purposes and expansion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 3, 2006, CapitalSouth Bank and Capital Bank were merged into one bank. CapitalSouth Bank is the surviving bank, headquartered in Birmingham Alabama.

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

CAPITALSOUTH BANCORP

November 13, 2006	By:	/s/ W. DAN PUCKETT
W. Dan Puckett
President and Chief Executive Officer and
Chairman of the Board of Directors

November 13, 2006	By:	/s/ CAROL W. MARSH
Carol W. Marsh
Chief Financial Officer