Form 10-K
period 2006-12-31
CapitalSouth Bancorp
filed 2007-03-30
CIK 1338977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51660
CAPITALSOUTH BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1026645 (I.R.S. Employer Identification No.)

2340 Woodcrest Place, Suite 200 Birmingham, Alabama (Address of principal executive offices)	35209 (Zip Code)
(205) 870-1939
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $1.00 per share
(Title of each class)
Nasdaq Global Market
(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                  Yes ☐      No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                                                                                                                                  Yes ☐      No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                  Yes ☑      No ☐
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                  Yes ☐      No ☑
     As of June 30, 2006, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $44,711,000 based on the closing price of $20.05 as reported on the Nasdaq Global Market.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2007

Common Stock, $1.00 par value per share	2,988,136 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007 (Proxy Statement)	Part III

CAPITALSOUTH BANCORP
2006 FORM 10-K ANNUAL REPORT

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this Annual Report on Form 10-K and in other documents that we incorporate by reference into this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. We intend these forward-looking statements to be covered by the safe harbor provisions for “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we include this statement for purposes of these safe harbor provisions. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation or a decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report on page 17.
     Dividends are paid at the discretion of our board of directors. In June 2006 we changed from a semi-annual dividend to a quarterly dividend. We declared a quarterly per-share dividend in the amount of $0.06 in June 2006, September 2006 and December 2006. Our board of directors presently intends to continue the payment of quarterly cash dividends. We declared total per-share dividends of $0.18 for 2006, $0.20 for 2005, $0.18 for 2004 and $0.16 for each of 2003 and 2002. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, financial condition and ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of our subsidiary bank, its financial condition and its need for funds.
     There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by our subsidiary bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Supervision and Regulation — Payment of Dividends” on page 13.
     As of December 31, 2006, an aggregate of approximately $6.2 million was available for payment of dividends by our subsidiary bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiary bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. We are also restricted from paying dividends on our common stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29.
Item 1 BUSINESS
CapitalSouth Bancorp
     We are a bank holding company headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we operate nine full service banking offices located in the metropolitan areas of Birmingham, Huntsville and Montgomery, Alabama, and Jacksonville, Florida, and also operate a commercial loan production office in Atlanta, Georgia.
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
     From December 31, 2002 to December 31, 2006, we have achieved strong internal growth. Specifically, during this period we have:
•	increased our total assets from $250.2 million to $482.0 million;

•	increased our total deposits from $183.1 million to $401.3 million;

•	increased our total net loans from $172.6 million to $370.6 million; and

•	expanded our branch network from three to nine banking offices
     Our business is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan markets we serve. Through CapitalSouth Bank, we offer a range of commercial banking services. Our lending focuses upon loans that are secured primarily by single and multi-family real estate, residential construction loans, loans secured by owner-occupied commercial buildings and other types of commercial loans to a variety of small and medium-sized businesses for a variety of purposes. Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. In the Birmingham, Alabama and Jacksonville, Florida areas we supplement our branch facilities with our courier service that picks up deposits from local business customers. We actively pursue business relationships by using the business contacts of our board of directors, senior management and local bank officers, thereby capitalizing on our knowledge of our local marketplaces.
     We own, as an indirect subsidiary of CapitalSouth Bank, an insurance agency, CapitalSouth Insurance, Inc., an Alabama corporation (CS Agency). CS Agency sells life and property casualty insurance and annuities. It does not retain or reinsure any of the underwriting risk with respect to such policies.
Recent Developments
     In an on-going effort to streamline our operations, we decided to merge our subsidiary banks. On November 3, 2006, Capital Bank was merged into CapitalSouth Bank. The three independent directors for Capital Bank were elected to CapitalSouth Bank’s board of directors.

     On December 13, 2006 we received approval from the Federal Reserve Bank of our application to open a banking office location in Madison, Alabama. Madison is part of the metropolitan market of Huntsville. This office will serve to expand our existing presence in the Huntsville footprint and enhance our ability to service the financial needs of that community.
     On March 1, 2007, we announced the signing of a definitive merger agreement with Monticello Bancshares. Monticello, through its federally chartered savings bank, Monticello Bank, operates two banking offices in Jacksonville, Florida. These offices compliment our existing branch location in Jacksonville. Monticello had approximately $228 million in total assets as of December 31, 2006, a loan portfolio of $206 million, and total deposits of $157 million.
     On March 12, 2007, we received approval from the Federal Reserve Bank to close our Hoover, Alabama banking office. The operations of this office will be consolidated into our office located on West Valley Avenue in Homewood, Alabama on or about July 1, 2007.
Our Subsidiary
     CapitalSouth Bank
     CapitalSouth Bank is an Alabama banking corporation that was chartered in 1975 as Bank of Alabama in Fultondale, Alabama. CapitalSouth Bank is primarily regulated by the Board of Governors of the Federal Reserve System and the Alabama State Banking Department, and is also subject to regulation by the Federal Deposit Insurance Corporation.
     CapitalSouth Bank currently operates nine full service banking offices in the metropolitan areas of Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida. We also operate a loan production office in Atlanta, Georgia. CapitalSouth Bank’s board of directors includes all of the persons serving on CapitalSouth’s board of directors and other business people who are residents of the Birmingham and Montgomery area. CapitalSouth Bank also provides Internet banking services at www.capitalsouthbank.com as well as personal investment services.
     CapitalSouth Bank currently conducts its banking operations in Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida under the following names in the following markets:
•	CapitalSouth Bank: Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida

•	Banco Hispano: Birmingham, Alabama
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
     Grow in Metropolitan Areas of Alabama and Northern Florida. We seek to increase our presence in our primary markets in the Birmingham, Huntsville, Montgomery and Jacksonville metropolitan areas and to extend into other metropolitan areas of Alabama and Northern Florida through the opening of new branches in attractive high-growth metropolitan areas and bank acquisitions. We expect to expand our existing bank branches and identify new branch opportunities. We will seek to balance growth with the cost of expansion, particularly into new markets.
     These metropolitan areas are primarily served by larger national and regional financial institutions headquartered both inside and outside of the area, but have retail and big business focuses. We believe these markets need institutions such as ours that can provide consistent, long-term localized service. As we grow, we believe it is important to maintain the flexibility created by a local presence focused on the needs of small and medium-sized business with seasoned bankers while benefiting from the economies of scale created by our size. We constantly review our business model and products to ensure that we remain consistent with our service mark “Built for Business.”

     We intend to continue our growth strategy through organic growth and possibly strategic bank acquisitions. We believe that many opportunities remain in the southeastern United States area to expand, and we intend to be in a position to obtain additional market share, whether via new banking offices or bank acquisitions with the right local management.
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
     To serve the growing population of small and medium-sized businesses in our markets, we offer SBA lending services and other similar programs for the small and medium-sized business owner. This product group has become a significant source of income for CapitalSouth. We have a courier service that provides free pick-up and delivery of deposits and important non-cash documents for our business customers that maintain an average account balance in excess of $25,000. For a fee, customers with cash deposits can also request armored courier service. We provide Internet banking (www.capitalsouthbank.com) that allows customers 24-hour web-based access to their accounts. We also have a commercial banking center in each branch of CapitalSouth Bank that provides dedicated service and support to our business customers.
     We anticipate, following the merger with Monticello Bancshares, leveraging Monticello’s residential mortgage origination product across CapitalSouth’s footprint. We believe this business line will provide a good source of noninterest income.
     Expand Our Commercial Loan Origination Program. The Business Capital Group of CapitalSouth Bank originates owner-occupied real estate loans for small and medium-sized business customers. We generally limit our credit risk on these transactions because we fund them only when we have a firm purchase commitment for the loan from a third party institution or they are closed in the name of our correspondent lender. Fees generated through our Business Capital Group represent a significant source of noninterest income and accounted for approximately 17.6% of our noninterest income for the year ended December 31, 2006 and 40.4% of noninterest income for the year ended December 31, 2005. Our Business Capital Group is active in all markets where we have a banking presence and the activities of our Business Capital Group are the primary ones at our loan production office. We believe we can continue to expand the market areas where our Business Capital Group is active and the volume of its originations due to the complementary nature of our overall small and medium-sized business banking strategy and expertise.
     Maintain High Asset Quality. We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. Our loan review process covers 25% to 30% of the portfolio over a 12-month cycle. More frequent loan reviews may be completed as needed or as directed by the board of directors.
     We believe the effect of these activities is reflected in the low level of nonperforming assets and reduced net charge-offs which contributed to a decrease in the required allowance for loan losses. At December 31, 2006, our nonperforming assets as a percentage of total assets were 0.45%, compared to 0.42% as of December 31, 2005, a slight increase of 3 basis points. Additionally, our net charge-offs as a percentage of average loans at December 31, 2006 were 0.04%, compared to 0.09% as of December 31, 2005. Loans 90 days past due, as a percentage of total loans, were 0.01% and 0.04% as of December 31, 2006 and 2005, respectively. At December 31, 2006, the ratio of our allowance for loan losses to total loans was 1.15%, compared to 1.18% as of December 31, 2005, a decrease of 3 basis points.
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
     Our net income for the years ended December 31, 2006 and 2005 was approximately $2.9 million and $2.6 million, respectively. Our return on average equity for the year ended December 31, 2006 was 7.33% and our return on average assets was 0.65%, compared to 9.74% and 0.70%, respectively, for the same period in 2005. Our return on equity was diluted by the additional 690,000 shares issued pursuant to our initial public offering in December 2005. Our Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and Tier 1 capital to average assets ratios were 12.1%, 13.2% and 10.2%, respectively, as of December 31, 2006, compared to 13.5%, 14.7% and 11.3%, respectively, as of December 31, 2005. Our capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. Our efficiency ratio for the year ended December 31, 2006 was 73.08%, compared to 69.51% for the same period in 2005.
     Issue Public Currency. By becoming a public company with a common stock that is listed and traded on a national stock market, we have better access to capital, greater flexibility in structuring potential acquisitions and the ability to attract and retain qualified bankers through equity-based compensation. By having our stock listed on the Nasdaq Global Market, we also offer another means of currency to acquire other banks or insurance agencies.
Market Area and Competition
     We currently conduct business principally through our nine banking offices, focusing on the metropolitan areas of the southeastern United States. Based upon data available on the FDIC website as of June 30, 2006, CapitalSouth Bank’s total deposits in the Birmingham-Hoover MSA ranked 14th among 44 financial institutions, and represented approximately 1.26% of the total deposits, in the Birmingham-Hoover MSA. Based upon data available on the FDIC website as of June 30, 2006, CapitalSouth Bank’s total deposits in the Huntsville MSA ranked 14th among 17 financial institutions, and represented approximately 0.82% of the total deposits, in the Huntsville MSA. Based upon data available on the FDIC website as of June 30, 2006, CapitalSouth Bank’s total deposits in the Montgomery MSA ranked 15th among 20 financial institutions, and represented approximately 0.75% of the total deposits, in the Montgomery MSA. Based upon data available on the FDIC website as of June 30, 2006, CapitalSouth Bank’s total deposits in the Jacksonville, Florida MSA ranked 36th among 38 financial institutions, and represented approximately 0.03% of the total deposits, in the Jacksonville MSA.

			Total		Market Share
	Number of	Our Market	Market		Percentage
Market	Branches	Deposits	Deposits	Ranking	(%)
		(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	5	$284	$22,574	14/44	1.26%
Huntsville MSA	1	44	5,405	14/17	0.82
Montgomery MSA	2	47	6,240	15/20	0.75
Florida:
Jacksonville MSA	1	8	27,819	36/38	0.03
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
     Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Alabama and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Ninety-four different commercial or savings institutions are represented within our market areas. Virtually every type of competitor for business of the type we serve has offices in Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida. In our Birmingham, Huntsville and Montgomery market areas, our five largest competitors are generally Regions Bank, Wachovia Bank, Compass Bank, Colonial Bank and First Commercial Bank. In Jacksonville, Florida, Bank of America, SunTrust Bank and EverBank are among the five largest competitors, and three of the others listed for Alabama are in the top ten. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.
     Our loan portfolio at December 31, 2006 was comprised as follows:

	Dollar	Percentage of
Type	amount	portfolio
	(In thousands)
Real estate — mortgage	$177,486	47.3%
Real estate — construction	125,617	33.5
Commercial	67,392	18.0
Consumer	4,413	1.2

Total	$374,908	100.0%

     In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $83.8 million in credit as of December 31, 2006. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2006, our contractual obligations to extend credit were comprised as follows:

		Percentage of
	Dollar	contractual
Type	amount	obligations
	(In thousands)
Real estate — mortgage	$14,724	17.6%
Real estate — construction	48,355	57.7
Commercial	20,400	24.3
Consumer	300	0.4

Total	$83,779	100.0%

     Real Estate — Mortgage. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and short-term seasonal or inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. In addition, a substantial percentage of our commercial mortgage loan portfolio is secured by owner-occupied commercial buildings. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing. Our commercial mortgage loans are generally collateralized by first liens on real estate, generally have floating interest rates and amortize over a 10 to 20-year period with balloon payments due at the end of one to five years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market. In underwriting commercial mortgage loans, we seek to minimize our risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. We attempt to limit our risk by analyzing our borrowers’ cash flow and collateral value on an ongoing basis.
     Real Estate — Construction. We also make construction and development loans to residential and, to a lesser extent, commercial contractors and developers located within our market areas. Construction loans generally are secured by first liens on real estate and have floating interest rates. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover all of the unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.
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
     Commercial Loan — Origination. Our Business Capital Group originates owner-occupied real estate loans for small and medium sized business customers. The loan products include those under the Small Business Administration (SBA) Section 504 program and other conventional term loan products. These are often fixed rate loans that are otherwise difficult for small business borrowers to obtain. The types of real estate collateral taken in connection with these loans include office, office/warehouse, light industrial, distribution, hotel/motel and free standing retail. The loans are used for acquisition, construction, renovation and refinancing. Under the SBA Section 504 program, we originate a first mortgage loan of approximately 50% of the total amount to be financed, the SBA (acting through a certified development company) funds a second mortgage loan of 40% of the project cost and the borrower puts up the remaining 10% in equity. Loan sizes for SBA Section 504 and conventional loans typically range from $350,000 to $3 million. We generally limit our credit risk on these transactions because we fund them only when we have a firm purchase commitment for the loan from a third-party institution or they are closed in the name of our correspondent lender. Depending on the transaction structure, we have gain from the sale, retain origination fees and/or are paid a fee by that correspondent for arranging the financing.
     We have approximately five correspondent lenders with whom we regularly do business. Most of them are banks which are located outside our market areas. In some cases, we will provide a construction loan which is repaid upon completion of the project through our correspondent’s term loan. We obtain a commitment for that loan to be made as part of our underwriting of the construction loan.
     We continue to have significant fees generated through our Business Capital Group. In 2005, we originated approximately $25.1 million in loans and in 2006 we originated $21.0 million in loans through our Business Capital Group. Our Business Capital Group is active in all markets where we have a banking presence and through our loan production office in Atlanta, Georgia. We believe that we can continue to expand the market areas where the Business Capital Group is active as well as the volume of its originations. This is because the activities are complementary to our overall small and medium-sized business banking strategy and require expertise and solid correspondent relationships that we have in place.
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
     Lending Policies. The board of directors of our bank subsidiary has established and periodically reviews our lending policies and procedures. We have established common documentation and policies, based on the type of loan, for all of our offices. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. The Alabama Banking Code provides that no loan relationship may exceed 10% of a bank’s capital on an unsecured basis or 20% on a fully secured basis. At December 31, 2006, our legal lending limit for secured loans was approximately $9.7 million for CapitalSouth Bank. In addition, we have established a separate “house” limit and procedure for consideration of loan requests exceeding certain limits for CapitalSouth Bank for each lending relationship.
     CapitalSouth Bank has a house lending limit in the principal amount of $6.5 million. Individual employees of CapitalSouth Bank have specific lending approval limits, but in no instance do these limits exceed the amount of $2.5 million. The Credit Committee of CapitalSouth Bank is authorized to approve new and renewal loans in amounts up to $4.0 million. The Executive Loan Committee, Loan Committee of the board of directors and the full board of directors of CapitalSouth Bank are each authorized to approve loans in amounts up to the legal limit.
     We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.
     Concentrations. The nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers.
Deposits
     Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Atlanta and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which, at times, are more beneficial to us. Generally speaking, our only out-of-market deposits are certificates of deposit generated through our Internet banking service. They represented 0.32% of total deposits as of December 31, 2006.
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

Employees
     On December 31, 2006, we had 124 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
Website Address and Corporate Governance Documents
     Our corporate website address is www.capitalsouthbank.com. We have direct links to our Code of Ethics and the charters for our Audit, Compensation and Nominating Committees by clicking on the “Investor Relations” tab. We also have direct links to our filings with the Securities and Exchange Commission (SEC), including but not limited to our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to these reports. These reports are accessible soon after we file them with the SEC. All materials we file with the SEC are available for the public to view and copy at the SEC’s Public Reference Room at 100 F Street, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC by clicking on http://www.sec.gov.
Supervision and Regulation
     CapitalSouth Bancorp and CapitalSouth Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not stockholders. The following discussion describes the material elements of the regulatory framework applicable to us.
     CapitalSouth
     Because we own all of the capital stock of CapitalSouth Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we primarily are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve Board.
     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
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
     Permitted Activities. A bank holding company generally is permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
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
     Gramm-Leach-Bliley Act; Financial Holding Companies The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by including provisions that permit a bank holding company to qualify and elect to become a financial holding company. In addition to the permissible bank holding company activities listed above, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Under the regulations implementing the Gramm-Leach-Bliley Act, the following activities are considered financial in nature:
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
     To qualify to become a financial holding company, CapitalSouth Bank must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.
     Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for CapitalSouth Bank and to commit resources to support CapitalSouth Bank. This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to CapitalSouth Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of CapitalSouth Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     CapitalSouth Bank
     General. Since CapitalSouth Bank is chartered as an Alabama state bank it is primarily subject to regulation and supervision by both the Federal Reserve Board and the Superintendent of Banking of the Alabama State Banking Department (the Superintendent). CapitalSouth Bank is an insured depository institution and, therefore, subject to regulation by the FDIC. In addition, our subsidiary bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest charged, and limitations on the types of investments made and on the types of services offered. Various consumer laws and regulations also affect the operations of CapitalSouth Bank.
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

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In recent years, the assessment has been set at 0 for well-capitalized banks in the top supervisory subgroup but there is expected to be an assessment in 2007 for all banks. The overall level of assessments depends primarily upon claims against the deposit insurance fund. If bank failures were to increase, assessments could rise significantly. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 3.05 cents per $100 of deposits for the first quarter of 2007. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, federal banking regulators, in our case the Federal Reserve Board, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on CapitalSouth Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. CapitalSouth Bank received a “satisfactory” CRA rating from the Federal Reserve Board at its last examination.
     Other Regulations. Interest and other charges collected or contracted for by CapitalSouth Bank are subject to state usury laws and federal laws concerning interest rates.
     Federal Laws Applicable to Credit Transactions. CapitalSouth Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
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
     Federal Laws Applicable to Deposit Operations. The deposit operations of CapitalSouth Bank are subject to:

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
     Capital Adequacy
     CapitalSouth and CapitalSouth Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board. The Federal Reserve Board has established risk-based and leverage measures of capital adequacy for bank holding companies. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
     In order to be considered “well capitalized,” the ratio of total capital to risk-weighted assets must equal at least 10%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 6% of risk-weighted assets in order to be “well capitalized.” Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 13.2% and our ratio of Tier 1 Capital to risk-weighted assets was 12.1%.
     In addition, the Federal Reserve Board has established minimum guidelines for the ratio of Tier 1 Capital to average assets for bank holding companies (leverage ratio). These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a ratio of Tier 1 Capital to average assets of at least 4%. At December 31, 2006, our ratio of Tier 1 Capital to average assets was 10.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
     CapitalSouth and CapitalSouth Bank were each classified as “well capitalized” in all categories at December 31, 2006.
     Additionally, in connection with our acquisition of a Florida bank charter, by which we obtained the legal authority to branch in Florida, CapitalSouth Bank was required by the Alabama State Banking Department as a condition to its approval to maintain a 7% Tier 1 capital to average assets ratio and at all times to remain well capitalized. In the event of failure to remain well capitalized, CapitalSouth Bank is required to submit a capital plan to the Superintendent of Banks of the State Banking Department for approval.
     Payment of Dividends
     CapitalSouth is a legal entity separate and distinct from CapitalSouth Bank. The principal source of CapitalSouth’s cash flow, including cash flow to pay dividends to its stockholders, is dividends CapitalSouth Bank pays to its sole shareholder, CapitalSouth. Statutory and regulatory limitations apply to CapitalSouth Bank’s payment of dividends to CapitalSouth as well as to CapitalSouth’s payment of dividends to its stockholders.
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
     Dividend Rights
     Subject to any preferences for preferred shares then outstanding, each share of our common stock is entitled to participate equally in dividends as and when declared by the board of directors out of funds legally available therefor. The payment of dividends is further subject to certain regulatory restrictions which prohibit us from paying any dividends except from retained earnings. As of December 31, 2006, we have retained earnings of approximately $13.7 million.
     There are certain limitations on the payment of dividends by CapitalSouth Bank. Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the earned surplus (i.e., retained earnings) of the bank is equal to at least 20% of its stated capital, and thereafter the prior written approval of the Superintendent of Banks of the State of Alabama (the Superintendent) is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years. No dividends, withdrawals or transfers may be made from a bank’s surplus without the prior written approval of the Superintendent. As a member of the Federal Reserve System, CapitalSouth Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the State of Alabama. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although CapitalSouth has regularly paid dividends since 1996, there can be no assurances that CapitalSouth will be able to pay dividends in the future under the aforementioned regulatory limitations.
     The payment of dividends by CapitalSouth and CapitalSouth Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     CapitalSouth is also restricted from paying dividends on its common stock if it has deferred payments of the interest, or if an event of default has occurred, on its junior subordinated debentures.
     Restrictions on Transactions with Affiliates
     CapitalSouth and CapitalSouth Bank are subject to the provisions of Section 23A of the Federal Reserve Board Act. Section 23A places limits on the amount of:
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
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and allowance for loan losses and, as to all affiliates combined, to 20% of a bank’s capital and surplus and allowance for loan losses. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. CapitalSouth Bank must also comply with other provisions designed to avoid the taking of low-quality assets. CapitalSouth and CapitalSouth Bank are also subject to the provisions of Section 23B of the Federal Reserve Board Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     CapitalSouth Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
     Privacy
     Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and our subsidiary have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.
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
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because CapitalSouth has only one affiliate, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
     Anti-Terrorism and Money Laundering Legislation
     CapitalSouth Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the USA PATRIOT Act), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. CapitalSouth Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.
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
Executive Officers of the Registrant
Executive Officers
     The following table sets forth the name, age, primary occupation and business experience of executive officers as of December 31, 2006.

Position with CapitalSouth and
Name (Age)	business experience during the past 5 years
W. Dan Puckett (61)	1990-present	Chairman, Chief Executive Officer, President and Director of CapitalSouth and CapitalSouth Bank

John E. Bentley (46)	2002-present 2001-2002	CapitalSouth Bank — City President, Birmingham (Senior Vice President and Manager of Commercial Banking 2002 to 2005; assumed Manager of Consumer Banking December 2004; named City President, Birmingham December 2005; named CapitalSouth Bank President and Chief Operating Officer January 2007)
Fant Industries, LLC (holding company for diverse businesses) — Chief Operating Officer

James Cooper, Jr. (55)	1992-present	CapitalSouth and CapitalSouth Bank — Executive Vice President and Chief Credit Officer (Senior Vice President /Senior Lender from 2000 to 2002; Executive Vice President of Lending from 2002 to present; named Chief Risk Officer March 2007)

Carol W. Marsh (45)	2003-present	CapitalSouth and CapitalSouth Bank — Senior Vice President and Chief Financial Officer 2001-2003 Compass Bank — Director of Finance for the Consumer Banking Sales Delivery Group

Richard T. Perdue (52)	2004-present 2001-2004	CapitalSouth Bank — City President, Huntsville Union Planters Bank — Senior Vice President and Commercial Sales Manager

William D. Puckett, II(36)	2004-present 1997-present	CapitalSouth Bank — Senior Vice President and Manager Real Estate Banking (named City President, Birmingham January 2007)
CapitalSouth Bank — Senior Vice President and Manager of Business Capital Group

H. Fred Coble, Jr. (46)	2005-present 2003-2005 2001-2003	CapitalSouth Bank — City President, Jacksonville AmSouth Bank — Senior Vice President and Commercial Middle Market Manager AmSouth Bank — Senior Vice President and Area Credit Officer

William D. Puckett, II is the son of W. Dan Puckett.
     On January 5, 2007, the Company announced it had hired W. Flake Oakley, IV as President of the Company. Mr. Oakley is also a director of the Company. On March 13, 2007, James Cooper informed the Company of his intention to resign. The Company elected a new Chief Credit Officer immediately, and named Daniel W. Gibson to that position effective March 14, 2007.
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
     We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, such as the recently announced definitive agreement signed with Monticello Bancshares. Expansion involves a number of risks, including:
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
     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate issuing additional capital in connection with the acquisition of Monticello Bancshares. We may at some point, however, need to raise additional capital to support our continued internal growth.
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
     If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses as of December 31, 2006, December 31, 2005, and December 31, 2004 was $4.3 million, $3.9 million, and $3.2 million, respectively.
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
     A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2006, approximately 81% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market turn downward.
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
     Although we compete by concentrating our marketing efforts in our primary market areas with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful. See “Business — Market Area and Competition” on page 5.
Increased competition due to an increased number of new bank formations may adversely affect our business, profitability and financial condition.
     In the past 3 years, several new banks have been formed in the Birmingham market area. We believe the rise in new bank formations is due in part to recent acquisition activity in the Birmingham market area. Other factors contributing to the rise in new back formations are the result of the market itself traditionally being very conducive to banking and the growth in the market. Similarly, Florida has one of the highest rates of formation of new banks in the United States. In this regard, there are new banks competing in the Jacksonville, Florida market. These new, smaller competitors are likely to cater to the same small business clientele and with similar relationship-based approaches as we do. Moreover, with their initial capital base to deploy, they could seek to rapidly gain market share by under-pricing the current market rates for loans and paying higher rates for deposits. This additional competition could have a material adverse effect on our business, profitability or financial condition.
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
     We have paid cash dividends in the past and expect to continue to pay cash dividends in the foreseeable future. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Board of Governors of the Federal Reserve System (Federal Reserve Board) that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from our subsidiary. The payment of dividends by our subsidiary bank to us is subject to restrictions imposed by federal banking laws, regulations and authorities. See “Business — Supervision and Regulation” on page 9.
We are dependent on the services of our management team and the unexpected loss of key officers may adversely affect our operations.
     Our success is, and is expected to remain, highly dependent on certain executive officers, especially W. Dan Puckett, John E. Bentley, Carol W. Marsh, Richard T. Perdue, William D. Puckett, II and H. Fred Coble, Jr. This is particularly true because, as a small commercial bank, we depend on our management team’s ties to the community to generate business for us. Our rapid growth will continue to place significant demands on our management, and the loss of services from a member of our current management team may have an adverse effect upon us. We do not have employment agreements or non-compete agreements with any of our executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. If we fail to retain our key employees, our growth and profitability could be adversely affected.
Our directors and executive officers own a significant portion of our common stock and can exert significant control over our business and corporate affairs.
     Our directors and executive officers, as a group, beneficially owned approximately 25% of our outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.
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
     We currently have a negative (or liability sensitive) one-year gap position and, as a result, net interest income will be adversely affected if market rates rise so that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Accordingly, like most financial institutions, our results of operations are significantly affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in interest rate spread.
     One source of our noninterest income is gains on the sale of loans, including SBA loans, through our Business Capital Group. Changes in interest rates may negatively affect our ability to originate these loans and our ability to realize gains on the sale of these loans. See “Business” on page 2.
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
     We are primarily regulated by the Federal Reserve Board by virtue of the fact that we are a registered bank holding company. Our subsidiary bank is also primarily regulated by the Federal Reserve Board and the Alabama State Banking Department. The process of complying with Federal Reserve Board regulations is costly to us and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the USA Patriot Act and other statutes relating to anti-money laundering compliance and customer privacy.
     The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
     As a new public company, the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq will apply to our operations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we will be subject to as a public company. In addition, it is possible that the sudden application of these requirements to our business will result in some cultural adjustments and strain our management resources.
     We are currently in the process of conducting a comprehensive review and confirmation of the adequacy of our existing systems and controls as will be required under Section 404 of SOX. We may discover deficiencies in existing systems and controls. If that is the case, we intend to take the necessary steps to correct any deficiencies, and these steps may be costly to us and may strain our management resources. Our inability to comply with SOX and subsequent public disclosure of that fact may result in a decline in the market price for our common stock.

Changes in monetary policies may have an adverse effect on our business.
     Our results of operations are affected by policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings. See “Business — Supervision and Regulation” on page 9.
Item 1B UNRESOLVED STAFF COMMENTS
     None
Item 2 PROPERTIES
     During 2006, we conducted our business primarily through our office located at 2340 Woodcrest Place, Suite 200, Birmingham, Jefferson County, Alabama. This location, which also serves as CapitalSouth Bank’s main office, opened for business as a bank office in 1994. CapitalSouth Bank acquired ownership of the building which includes our main office in 2005. We presently own a parcel of property on Carmichael Road in Montgomery, Alabama, near the present main office in Montgomery. We are considering constructing a new main office on that site though no firm plans have been made in that regard.
     We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased banking and loan production offices.

State
MSA		Zip	Owned or	Date
Office Address	City	Code	Leased	Opened
ALABAMA
Birmingham-Hoover MSA
2340 Woodcrest Place	Birmingham	35209	Owned	2/10/1994
1301 Decatur Highway	Fultondale	35068	Owned	9/9/2004
3309 Lorna Road, Suite 13	Hoover	35216	Leased	6/30/2004
260 West Valley Avenue	Homewood	35209	Leased	9/9/2005
2695 Pelham Parkway	Pelham	35124	Owned	1/18/2005
Total for Birmingham-Hoover MSA:		5 Office(s)

Huntsville MSA
2123 Whitesburg Drive	Huntsville	35801	Leased	10/15/2004
Total for Huntsville MSA:		1 Office(s)

Montgomery MSA
4138 Carmichael Road	Montgomery	36106	Leased	12/5/2001
3311 Malcolm Drive	Montgomery	36117	Owned	12/15/2005
Total for Montgomery MSA:		2 Office(s)

Total Offices in Alabama:		8 Office(s)

FLORIDA
Jacksonville MSA
10161 Centurion Pkwy, N	Jacksonville	32256	Leased	3/10/2006
Total for Jacksonville MSA:		1 Office(s)

Total Office in Florida:		1 Office(s)

Total Number of Offices: 9
     We are not aware of any environmental problems with the properties that we own or lease that would be material, either individually or in the aggregate, to our operations or financial condition.

Item 3 LEGAL PROCEEDINGS
     While CapitalSouth and CapitalSouth Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us or CapitalSouth Bank that will, individually or in the aggregate, have a material adverse affect on our business or consolidated financial condition. CapitalSouth has received a letter from another depository institution asserting that the name “CapitalSouth Bank” infringes on such other institution’s registered trademark. CapitalSouth believes there is no merit to this claim and intends to vigorously oppose such contention. CapitalSouth has obtained its own federal registration of the mark “CapitalSouth.” If an action were filed regarding the alleged infringement and if CapitalSouth did not prevail, we would operate under a different, yet undetermined, name.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
     Our common stock has been quoted on The Nasdaq Global Market under the symbol “CAPB” since December 13, 2005. Prior to that date, there was no public market for our common stock. As of March 16, 2007, there were 206 stockholders of record, and the closing price of our common stock was $18.07 per share as reported by the Nasdaq Global Market.
     The following table sets forth for the indicated periods the high and low sales prices for our common stock on the Nasdaq Global Market.

	Closing Price		Dividends
	Per Share (1)		Declared
	High	Low	Per Share
2006
First quarter	$22.000	$18.310	$0.00 (2)
Second quarter	22.970	19.850	0.06
Third quarter	21.140	19.000	0.06
Fourth quarter	22.000	18.750	0.06

2005
Fourth quarter	$18.485	$17.750	$0.10 (2)

(1)	The price information represents actual transactions. The Company’s common stock began trading on the Nasdaq Global Market on December 13, 2005.

(2)	A semi-annual dividend of $.10 per share was declared in December, 2005.
Dividend Policy
     Dividends are paid at the discretion of our board of directors. We have paid regular semi-annual cash dividends on our common stock since 1996, and our board of directors presently intends to continue the payment of these regular cash dividends. We declared a quarterly dividend in the amount of $0.06 per share in June 2006, October 2006 and December 2006. We have paid total dividends in the amount per share of $0.18 for 2006 and $.20 for 2005. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of our subsidiary bank, its financial condition and need for funds.
     There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. For a foreseeable period of time, our principal source of cash will be dividends paid by our subsidiary bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Supervision And Regulation — Payment of Dividends” under Item 1 Business on page 13.
     As of December 31, 2006 an aggregate of approximately $6.2 million was available for payment of dividends by our subsidiary bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiary bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. We are also restricted from paying dividends on our common stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29.
Unregistered Sales of Equity Securities
       None
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
     Our aggregate net proceeds from the sale of shares of common stock in the offering were approximately $11,376,100, after deducting an aggregate of $905,625 in underwriting discounts and commissions paid to the underwriter and $655,762 in other expenses incurred in connection with the offering. We used $3 million of the net proceeds to retire debt, and injected $5 million of the net proceeds into CapitalSouth Bank as capital to support continued growth and expansion. We invested the remainder of the net proceeds in investment-grade, interest bearing instruments, pending their use for general corporate purposes. We anticipate using most, or all, of the remainder as part of the consideration for the acquisition of Monticello Bancshares.

Equity Compensation Plans
     The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. We have two equity compensation plans currently in effect — the CapitalSouth Bancorp 2005 Stock Incentive Plan and the Directors Compensation Plan. The Directors Compensation Plan allows the issuance of shares of our common stock in place of directors’ fees. We are still administering certain awards of options which were granted and are still outstanding under our CapitalSouth Bancorp 1994 Stock Incentive Plan and CapitalSouth Bancorp 2004 Incentive Stock Option Plan, although both of those plans have expired. All data in the table below is presented as of December 31, 2006.

	Number of		Number of shares
	securities to		remaining available for
	be issued upon	Weighted-average	future issuance under
	outstanding	exercise price of	the plans (excludes
	options	outstanding options	outstanding options)
Equity compensation plans approved by security holders	164,650	$14.24	259,894
Equity compensation plans not approved by security holders	—	—	—

Total	164,650	$14.24	259,894

     See Note 12 to the consolidated financial statements for information regarding the material features of the above plans.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not purchase any shares of our common stock during the quarter ended December 31, 2006.

Stock Performance Graph
     The following graph shows a comparison from December 13, 2005 (the date our common stock commenced trading on the Nasdaq Global Market) through December 29, 2006 (the final trading day of fiscal 2006) of the cumulative total return for our common stock, the Nasdaq Global Market Composite Index, the Nasdaq Financial 100 Index and the Nasdaq Community Bank Index. This presentation assumes $100 was invested in shares of the relevant issuers on December 13, 2005, and dividends received were immediately reinvested in additional shares. We added the Nasdaq Community Bank Index for 2006 because our stock is included in the index.
Comparison of Cumulative Total Return
CapitalSouth Bancorp
(Performance through December 29, 2006)

	Period Ending
Index	12/13/2005	12/30/2005	12/29/2006
CapitalSouth Bancorp	100.00	98.97	103.58
NASDAQ Community Bank Index	100.00	97.57	108.14
NASDAQ Composite Index	100.00	97.37	106.64
NASDAQ Financial 100 Index	100.00	97.47	107.82

Item 6 SELECTED FINANCIAL DATA
     Our selected consolidated financial data is presented below as of and for the years ended December 31, 2002 through 2006. The selected consolidated financial data presented below as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, are derived from our audited consolidated financial statements and related notes in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share amounts)
Results of Operations:
Interest income	$31,091	$21,919	$15,210	$12,856	$12,968
Interest expense	15,328	8,876	5,174	5,076	5,925

Net interest income	15,763	13,043	10,036	7,780	7,043
Provision for loan losses	621	914	847	820	877

Net interest income after provision for loan losses	15,142	12,129	9,189	6,960	6,166
Noninterest income	3,290	2,552	2,060	2,079	1,961
Noninterest expense	13,925	10,840	8,389	6,926	6,378

Income before provision for income taxes	4,507	3,841	2,860	2,113	1,749
Provision for income taxes	1,579	1,264	983	616	539

Net income	$2,928	$2,577	$1,877	$1,497	$1,210

Common Share Data:
Basic earnings per share	$0.99	$1.13	$0.84	$0.66	$0.53
Diluted earnings per share	0.97	1.12	0.83	0.65	0.52
Cash dividends declared per share.	0.18	0.20	0.18	0.16	0.16
Book value per share	13.89	12.93	11.21	10.44	10.38
Tangible book value per share	13.47	12.48	11.21	10.44	10.38
Period End Balances:
Total assets	$481,989	$423,508	$337,696	$293,282	$250,228
Earning assets	456,686	395,219	322,856	279,662	235,746
Loans, net	370,579	323,365	255,508	203,334	172,642
Securities(1)	81,697	67,886	63,948	71,630	59,638
Deposits.	401,297	329,429	261,531	202,505	183,061
Borrowings(2)	34,866	52,452	47,927	66,207	41,947
Stockholders’ equity	41,348	36,874	25,130	23,273	23,959
Common shares outstanding	2,975,934	2,852,670	2,241,683	2,230,085	2,308,190
Average Balances:
Total assets	$449,063	$369,949	$308,200	$270,333	$230,497
Earning assets(3)	425,036	349,405	295,149	259,262	218,867
Loans	350,732	280,418	225,681	189,907	151,655
Deposits	373,736	300,065	226,367	195,111	167,084
Borrowings	31,355	39,687	55,527	51,207	38,502
Stockholders’ equity	39,941	26,452	24,158	22,802	24,530
Shares outstanding—basic	2,964,041	2,271,878	2,233,506	2,276,382	2,203,502
Shares outstanding—diluted	3,020,668	2,304,349	2,268,886	2,315,222	2,346,009

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share amounts)
Performance Ratios:
Return on average assets	0.65%	0.70%	0.61%	0.55%	0.52%
Return on average equity	7.33	9.74	7.77	6.57	4.93
Return on average tangible assets	0.65	0.70	0.61	0.55	0.52
Return on average tangible equity	7.57	9.91	7.77	6.57	4.93
Net interest spread(4)	3.04	3.34	3.13	2.74	2.82
Net interest margin(5)	3.76	3.77	3.43	3.04	3.26
Efficiency ratio(6)	73.08	69.51	69.35	70.25	70.84
Average loans to average deposits	93.84	93.45	99.70	97.33	90.77
Capital Ratios:
Average equity to average assets	8.89%	7.15%	7.84%	8.43%	10.64%
Average tangible equity to average tangible assets	8.63	7.04	7.84	8.43	10.64
Dividend payout ratio	18.18	17.70	21.43	24.24	30.19
Tier 1 capital to risk adjusted assets	12.1	13.5	11.6	13.3	15.5
Tier 1 capital to average assets	10.2	11.3	9.3	10.2	12.0
Total capital to risk adjusted assets	13.2	14.7	12.9	14.6	16.8
Asset Quality Ratios:
Nonperforming assets to total assets(7)	0.45%	0.42%	0.50%	0.69%	0.94%
Allowance for loan loss to nonperforming loans(8)	260.63	228.95	246.34	161.67	105.26
Net loans charged-off to average loans	0.04	0.09	0.14	0.25	0.27
Provision for loan loss to average loans	0.18	0.33	0.38	0.43	0.58
Allowance for loan losses to total loans	1.15	1.18	1.24	1.30	1.35

(1)	Consists of investment securities available-for-sale and held-to-maturity and FHLB and FRB stock.

(2)	Consists of federal funds purchased, FHLB advances, notes payable, repurchase agreements and subordinated debentures.

(3)	Excludes fair market value adjustment on investment securities available-for-sale.

(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities on a tax-equivalent basis.

(5)	Net interest margin is net interest income divided by average interest-earning assets on a tax-equivalent basis.

(6)	Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.

(7)	Nonperforming assets consist of nonperforming loans, foreclosed assets and repossessions.

(8)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due 90 days or more (of which we have none).
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

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands except per share amounts)
Book value of equity	$41,348	$36,874	$25,130	$23,273	$23,959
Intangible assets	1,276	1,277	7	8	9

Book value of tangible equity	$40,072	$35,597	$25,123	$23,265	$23,950

Average assets	$449,063	$369,949	$308,200	$270,333	$230,497
Average intangible assets	1,277	450	8	9	10

Average tangible assets	$447,786	$369,499	$308,192	$270,324	$230,487

Return on average assets	0.65%	0.70%	0.61%	0.55%	0.52%
Effect of average intangible assets	—	—	—	—	—

Return on average tangible assets	0.65%	0.70%	0.61%	0.55%	0.52%

Average equity	$39,941	$26,452	$24,158	$22,802	$24,530
Average intangible assets	1,277	450	8	9	10

Average tangible equity	$38,664	$26,002	$24,150	$22,793	$24,520

Return on average equity	7.33%	9.74%	7.77%	6.57%	4.93%
Effect of average intangible assets	0.24	0.17	—	—	—

Return on average tangible equity	7.57%	9.91%	7.77%	6.57%	4.93%

Average equity to average assets	8.89%	7.15%	7.84%	8.43%	10.64%
Effect of average intangible assets	(0.26)	(0.11)	—	—	—

Average tangible equity to average tangible assets	8.63%	7.04%	7.84%	8.43%	10.64%

Per Common Share:
Book value	$13.89	$12.93	$11.21	$10.44	$10.38
Effect of intangible assets	0.42	0.45	—	—	—

Tangible book value	$13.47	$12.48	$11.21	$10.44	$10.38

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     As of December 31, 2006, we had total assets of approximately $482.0 million, total net loans of approximately $370.6 million, total deposits of approximately $401.3 million and stockholders’ equity of approximately $41.3 million. Net income for the year ended December 31, 2006 was $2.9 million, or $0.99 and $0.97 per basic and diluted share, respectively, compared to net income of $2.6 million, or $1.13 and $1.12 per basic and diluted share, respectively, for the comparative period in 2005.

     Our primary source of revenue is net interest income. Our net interest income accounted for 82.7% of gross revenue for the year ended December 31, 2006 as compared to 83.6%, and 83.0%, for 2005 and 2004, respectively. An analysis of net interest income is provided in the subheading entitled “Net Interest Income” below.
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
     Short-term interest rates, including the prime lending rate, increased during the first half of 2006, but remained stable over the last half of the year. In contrast, the cost of funding increased during the second half of 2006 as term liabilities matured and rolled into higher cost funds as well as the effect of competitive pricing pressure. As a result, our net interest margin narrowed in the fourth quarter. Despite the year-to-year stability in net interest margin, the company expects that a challenging rate climate will continue, at least in the near term. We manage interest rate risk with a monthly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with a simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management sections below.
     Our strategy is to continue to increase our presence in our primary markets in the Birmingham, Huntsville and Montgomery metropolitan markets in Alabama and to expand our presence in the Jacksonville, Florida market. We plan to place greater emphasis on acquisitions and expansion into new markets as these opportunities arise. We also plan to continue utilizing our loan production office in Atlanta, Georgia through our Business Capital Group to increase our noninterest income generated from gain on sale of loans.
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
     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary bank’s board of directors on a monthly basis. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance by an individual independent of the lending function. We have outsourced loan review of loans in excess of $3 million to an experienced loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is calculated based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance affect our earnings directly.
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

Accounting for Stock-Based Compensation
     On July 1, 2005, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2006 and 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as all options were fully vested at January 1, 2005. Compensation cost of $170,200 and $15,947 were recognized for share-based payments granted during 2006 and 2005, respectively.
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
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
Results of Operations
     We reported net income for 2006 of $2.9 million versus net income for 2005 of $2.6 million. Our net income for 2004 was $1.9 million. In 2006, basic net income was $0.99 per share and $0.97 per diluted share, respectively. In 2005, basic net income was $1.13 per share and $1.12 per diluted share, respectively. For 2004, basic net income was $0.84 per share and $0.83 per diluted share, respectively.
     Net income in 2006 was above the 2005 level as a result of our increased net interest income and the recognition of an after-tax gain from the sale of our investment in Consumer National Bank in Jackson, Mississippi (“CNB”) in connection with the acquisition of CNB by another bank. Our overhead also increased in 2006 as a result of significant investments made in opening three new branch offices in 2005. As of December 31, 2006, we had 9 banking offices, including our headquarters office, one loan production office and 124 full time equivalent employees. We expect to continue to expand our banking office network and our employee base in 2007. However, we are mindful of the fact that growth and increasing the number of offices add expenses (such as administrative costs, occupancy, salaries and benefits expenses) before earnings. This is especially the case with respect to offices in new market areas.

     The following table summarizes the components of income and expense and the changes in those components for the past three years.
Condensed Consolidated Statements of Income
For the Years Ended December 31,

		Change from			Change from
		the Prior Year			the Prior Year
	2006	Amount	%	2005	Amount	%	2004
Interest income	$31,091	$9,172	41.8%	$21,919	$6,709	44.1%	$15,210
Interest expense	15,328	6,452	72.7	8,876	3,702	71.6	5,174

Net interest income	15,763	2,720	20.9	13,043	3,007	30.0	10,036
Provision for loan losses	621	(293)	(32.1)	914	67	7.9	847

Net interest income after provision for loan losses	15,142	3,013	24.8	12,129	2,940	32.0	9,189
Noninterest income	3,290	738	28.9	2,552	492	23.9	2,060
Noninterest expense	13,925	3,085	28.5	10,840	2,451	29.2	8,389

Income before provision for income taxes	4,507	666	17.3	3,841	981	34.3	2,860
Provision for income taxes	1,579	315	24.9	1,264	281	28.6	983

Net income	$2,928	$351	13.6%	$2,577	$700	37.3%	$1,877

     Further explanation, with year-to-year comparisons of the income and expense, is provided below.
Net Interest Income
     In 2006, net interest income was $15.8 million or 20.9% more than the 2005 level of $13.0 million, which in turn was 30.0% more than the 2004 level of $10.0 million.
     Total interest income in 2006 was $31.1 million, a 41.8% increase over the 2005 level of $21.9 million, which was 44.1% higher than the 2004 level of $15.2 million. The year-over-year increase in interest income in 2006 was the result of earning asset growth and increasing interest rates for the first half of the year. The increase in interest income in 2005 compared with 2004 was the result of earning asset growth and increasing rates for the full year of 2005. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rates were 7.96%, 6.19%, and 4.34% for the years 2006, 2005, and 2004, respectively.
     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the years ended December 31, 2006, 2005, and 2004. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain nonaccrual loans is recognized on a cash basis.

	Average Consolidated Balance Sheets and Net Interest Analysis
	on a Fully Tax-Equivalent Basis
	For the Years Ended December 31,
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$350,732	$28,162	8.03%	$280,418	$19,427	6.93%	$225,681	$12,846	5.69%
Investment securities(1)	68,361	2,826	4.13	61,289	2,316	3.78	65,853	2,342	3.56
Other earning assets	5,943	318	5.35	7,698	297	3.86	3,615	116	3.22

Total earning assets	425,036	31,306	7.37	349,405	22,040	6.31	295,149	15,304	5.19

Other assets	24,027			20,544			13,051

Total assets	$449,063			$369,949			$308,200

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	112,591	4,160	3.69	88,683	2,121	2.39	60,695	899	1.48
Savings deposits	3,657	13	0.36	3,740	13	0.35	3,843	13	0.34
Time deposits < $100,000	174,794	7,961	4.55	134,632	4,271	3.17	103,172	2,349	2.28
Time deposits > $100,000	25,275	1,081	4.28	26,067	750	2.88	22,594	440	1.95
State of Alabama time deposits	6,018	277	4.60	5,780	167	2.89	5,780	69	1.19
Federal funds purchased	7,149	383	5.36	10,117	320	3.16	22,370	393	1.76
FHLB advances	6,595	393	5.96	9,685	412	4.25	14,402	562	3.90
Repurchase agreements	9,878	461	4.67	12,490	368	2.95	12,550	175	1.39
Subordinated debentures	7,733	598	7.73	5,740	379	6.60	5,000	232	4.63
Other borrowings	—	—	—	1,655	75	4.53	1,205	42	3.61

Total interest-bearing liabilities	353,690	15,327	4.33	298,589	8,876	2.97	251,611	5,174	2.06

Net interest spread		$15,979	3.04		$13,164	3.34		$10,130	3.13

Noninterest-bearing demand deposits	51,401			41,163			30,283
Accrued expenses and other liabilities	4,031			3,745			2,148
Stockholders’ equity	40,486			26,844			24,476
Unrealized gain (loss) on securities	(545)			(392)			(318)

Total liabilities and stockholders’ equity	$449,063			$369,949			$308,200

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.72			0.43			0.30

Net interest margin			3.76%			3.77%			3.43%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

     The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Change in Interest Income and Expenses on a
	Tax-Equivalent Basis
	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$5,648	$3,087	$8,735	$3,792	$2,789	$6,581
Investment securities	292	218	510	(172)	146	(26)
Other earning assets	(93)	114	21	158	23	181

Total earning assets	5,847	3,419	9,266	3,778	2,958	6,736

Interest-bearing liabilities:
NOW and Money market accounts	883	1,156	2,039	835	387	1,222
Savings deposits	—	—	—	—	—	—
Time deposits< $100k	1,833	1,857	3,690	998	924	1,922
Time deposits> $100k	(34)	365	331	100	210	310
State of Alabama time deposits	11	99	110	—	98	98
Federal funds purchased	(159)	222	63	(388)	315	(73)
FHLB advances	(184)	165	(19)	(201)	51	(150)
Repurchase agreements	(122)	215	93	(2)	195	193
Other borrowings	26	118	144	70	111	181

Total interest-bearing liabilities	2,254	4,197	6,451	1,412	2,291	3,703

Increase in net interest income	$3,593	$(778)	$2,815	$2,366	$667	$3,033

Provision for Loan Losses
     The provision for loan losses charged to operations during 2006 was $621,000 compared to $914,000 in 2005, and $847,000 in 2004. In 2006, net charge-offs totaled $148,000, compared with $258,000 for 2005, and $313,000 for 2004. Net charge-offs as a percentage of average loans were 0.04% in 2006, 0.09% in 2005, and 0.14% in 2004.
     The decrease in our provision for loan losses in 2006 relative to 2005 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the level of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased by $47.2 million from year-end 2005 to year-end 2006, compared with an increase of $67.9 million from year-end 2004 to year-end 2005. We anticipate that our provision for loan losses will increase to provide an adequate allowance for loan losses related to the increased credit risk associated with growth in our loan portfolio.
     We outsource a portion of our loan review function to an experienced loan review company whose primary function is to effectively monitor the quality of our loan portfolio, determine compliance with applicable laws and regulations, assess loan policies, validate the internal loan risk management system and provide enhancements to strengthen our credit culture. The loan review company reviews all loans in excess of $3 million, which loans average approximately 15% of our loan portfolio, and conducts this loan review approximately two times per year. In addition, we have internal loan review staff who review our loan portfolio on a monthly basis to check on loan status and whether any loans need to be classified. Our loan review findings are presented to our management and board of directors.

Noninterest Income
     Total noninterest income was $3.3 million for 2006, $2.6 million for 2005 and $2.1 million for 2004. The following table presents the primary components of noninterest income for 2006, 2005, and 2004.

	For the Years Ended December 31,
		Percent		Percent
	2006	Change	2005	Change	2004
	(Dollar amounts in thousands)
Service charges and fees on deposit accounts	$1,130	16.9%	$967	20.7%	$801
Business Capital Group loan income	578	(43.9)	1,031	28.9	800
Gain on sale of available-for-sale securities	—	—	—	(100.0)	1
Gain on sale of nonmarketable equity securities	1,055	—	—	—	—
Other income	527	(4.9)	554	21.0	458

Total noninterest income	$3,290	28.9%	$2,552	23.9%	$2,060

     Total service charges, including non-sufficient funds fees, were $1,130,000 or 34.3% of total noninterest income for 2006, compared with $967,000, or 37.9% for 2005 and $801,000 or 38.9% for 2004. The year-over-year increase is a direct reflection of the growth in our core transaction deposit accounts and changes to our fee schedule. At the end of 2006, we had 7,336 transaction accounts compared with 6,149 transaction accounts at the end of 2005. We anticipate this growth will continue in 2007 due to the expansion of our banking offices and staffing and the focus on marketing in core deposits.
     The decrease in Business Capital Group loan income from 2005 to 2006 was primarily due to delayed closings which resulted in the income not being recognizable in 2006. The recognition of Business Capital Group loan income depends on our customers’ ability to meet construction deadlines. Business Capital Group loan income increased 28.9% from 2004 to 2005 due to an increase in sales and referrals of loans by our Business Capital Group during 2005. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.
     During the second quarter of 2006 the Company recognized a gain of $1,055,000 from the sale of its investment in Consumer National Bank (CNB) in Jackson, Mississippi in connection with the acquisition of CNB by another bank.
     Other income was $527,000 for 2006, compared to $554,000 for 2005. CapitalSouth offers retail investment products. Sales of these products resulted in $156,000 in investment sales income in 2006, compared with $58,000 in 2005. Periodically CapitalSouth has participated in municipal bond offerings and has recognized underwriting income at the time the offerings closed. We had $12,000 in underwriting income in 2006, compared to approximately $87,000 in underwriting income in 2005. Other income also includes income on bank-owned life insurance. Life insurance with cash surrender values in the amounts of approximately $4.6 million and $4.4 million at December 31, 2006 and 2005, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense
     Total noninterest expense for 2006 was $13.9 million, compared to $10.8 million in 2005 and $8.4 million in 2004. Noninterest expense for 2006 included an increase of approximately $1.8 million in salaries and benefits as a result of growth within our core banking markets. The following table represents the components of noninterest expense for the years ended December 31, 2006, 2005, and 2004.

	For the Years Ended December 31,
		Percent		Percent
	2006	Change	2005	Change	2004
	(Dollar amounts in thousands)
Salaries and benefits	$7,866	29.8%	$6,061	27.1%	$4,768
Occupancy and equipment	2,206	28.6	1,716	26.9	1,352
Professional fees	1,248	113.3	585	(9.0)	643
Advertising and marketing	489	50.5	325	(6.6)	348
Other expense	2,116	(1.7)	2,153	68.5	1,278

Total noninterest expense	$13,925	28.5%	$10,840	29.2%	$8,389

     Total salaries and benefits for 2006 increased by 29.8% over 2005 and 2005 increased by 27.1% over the 2004 level. The increase in salaries and benefits is related to our banking office openings and other staff additions to accommodate our growth. As of December 31, 2006 and 2005, we had 124 full time equivalent employees compared to 86 at December 31, 2004. Our average full time equivalent employees increased from 81 in 2004 to 104 in 2005, or 28%, and from 104 in 2005 to 126 in 2006, or 21%. We recognized $170,200 in share based compensation in 2006 compared to $15,947 in 2005.
     Our occupancy and equipment expense increased due to the opening of three new offices during the second half of 2005.
     The increase in professional fees for 2006 compared to 2005 was due to the additional costs associated with being a publicly traded company, including increased costs to prepare our annual report on Form 10-K, quarterly reports on Form 10-Q and to prepare for our first annual meeting following our entry into the public markets.
     Our advertising and marketing expenses increased by 50.5% in 2006 compared to 2005 as a result of our continued expansion efforts. Specifically, these costs relate to the grand opening of our permanent office in Jacksonville, Florida in February 2006 and new office advertising for our Montgomery office opened in December 2005. Our advertising and marketing expenses decreased slightly in 2005 compared to 2004 though we continued our expansion efforts in 2005.
     Our other expense for 2006 decreased slightly compared to 2005. Employee recruiting and training costs, postage and communication costs, and business development costs all trended higher in 2006 compared to 2005, but were offset by a par call of one of our economic hedge instruments during the first quarter of 2006. During 2005, we converted to imaged documents for deposit accounts and internal documents which resulted in the re-design of these documents and write-off of the existing inventory of internal documents, a one-time increase in our expense of approximately $100,000.
Income Taxes
     We recorded provision for income taxes of $1,579,000 in 2006, compared with $1,264,000 in 2005, and $983,000 in 2004. Our effective tax rates for 2006, 2005, and 2004 were 35.0%, 32.9%, and 34.4%, respectively. The increase in the effective tax rate from 2005 to 2006 is primarily attributable to incentive stock option compensation expense which is not deductible for tax purposes.

Our primary permanent differences are related to FAS 123(R) option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.
Balance Sheet
     We ended 2006 with total assets of $482.0 million, a 13.8% increase over the year-end 2005 level of $423.5 million. Our asset growth is directly related to deposit growth and the funds available to us for investment. In 2006, our total assets increased primarily due to organic growth in our loan portfolio and growth in the available-for-sale securities portfolio.
Loans
     Loan demand has been strong. Total loans increased 14.6% from year-end 2005 to year-end 2006 and 26.5% from year-end 2004 to year-end 2005. The following table presents a summary of the loan portfolio by category for the last five years.

	Loans Oustanding
	As of December 31,
		Percent		Percent		Percent		Percent
	2006	Change	2005	Change	2004	Change	2003	Change	2002
	(Dollar amounts in thousands)
Commercial	$67,392	40.28%	$48,041	16.19%	$41,347	57.10%	$26,318	(0.61)%	$26,480
Real estate-construction	125,617	35.07	93,002	35.63	68,571	24.35	55,145	52.47	36,168
Real estate-mortgage	177,486	(0.55)	178,476	31.90	135,308	25.86	108,450	21.47	89,284
Consumer	4,413	(42.70)	7,702	(42.87)	13,482	(16.20)	16,087	(30.20)	23,031

Total loans	$374,908	14.57%	$327,221	26.48%	$258,708	25.59%	$206,000	17.74%	$174,963

     Commercial lending continues to be a focus for the bank and as a result, our portfolio increased 40.28% in 2006 compared to 2005. Real estate construction loans increased in 2006 compared to 2005 due to the robust real estate market in the Company’s market areas. Commercial Real estate mortgage loans remained relatively flat during 2006. Installment loans have decreased in each of the five years from 2002 to 2006, due in part to our decision to discontinue our purchase of automobile loan pools, which contributed to the overall year-over-year decrease in the installment loan portfolio.
     As of December 31, 2006, substantially all of our loans currently are to customers located in Alabama and Florida. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.
Asset Quality
     The following table presents a summary of changes in the allowances for loan losses for the past five years. Our net charge-offs as a percentage of average loans for 2006 was significantly lower than 2005 and 2004 at 0.04%, 0.09%, and 0.14%, respectively. The largest balance of our charge-offs are on real estate loans, which represent 80.8% of our loan portfolio. Installment loan charge-offs have declined in each of 2006, 2005, and 2004, and should continue to decline over time as this loan portfolio contains loans which are no longer a part of our business plan. We have experienced a slight increase in the level of nonperforming assets in the past three years with 2006 at $2.2 million compared to 2005 at $1.8 million and 2004 at $1.7 million.

Analysis of Changes in Allowance for Loan Losses

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of year	$3,856	$3,200	$2,666	$2,321	$1,861
Provision for loan losses	621	914	847	820	877

Sub-total	4,477	4,114	3,513	3,141	2,738

Charge-off loans:
Real estate loans	113	134	86	200	101
Installment loans	67	140	269	360	453
Commercial loans	67	78	83	15	19

Total charged-off	247	352	438	575	573

Recoveries of charge-off loans:
Real estate loans	14	19	13	13	1
Installment loans	50	75	68	84	133
Commercial loans	35	0	44	3	22

Total recoveries	99	94	125	100	156

Net charged-off loans	148	258	313	475	417

Allowance for loan losses – end of year	$4,329	$3,856	$3,200	$2,666	$2,321

As a percentage of year-to-date average loans:
Net loans charged-off	0.04%	0.09%	0.14%	0.25%	0.27%
Provision for loan losses	0.18	0.33	0.38	0.43	0.58

Allowance for loan losses as a percentage of:
Year end loans	1.15%	1.18%	1.24%	1.30%	1.35%
Nonperforming assets	199.59	214.82	190.45	131.07	98.87
     The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
	(Dollar amounts in thousands)
Commercial loans	$935	18.0%	$661	14.7%	$373	16.0%	$216	12.8%	$242	15.2%
Real estate-construction	1,331	33.5	999	28.4	604	26.5	480	26.9	306	20.8
Real estate-mortgage	2,008	47.3	2,023	54.5	1,736	52.3	1,382	52.4	1,203	50.7
Installment	53	1.2	172	2.4	354	5.2	513	7.9	440	13.3
Unallocated	2	—	1	—	133	—	75	—	130	—

Total	$4,329	100.0%	$3,856	100.0%	$3,200	100.0%	$2,666	100.0%	$2,321	100.0%

     The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2006:
Maturities of Loan Portfolio

		After one	After
	Within	through	five
	one year	five years	years	Total
	(Dollar amounts in thousands)
Commercial	$38,492	$26,821	$2,079	$67,392
Real estate-construction	98,443	9,732	17,442	125,617
Real estate-mortgage	28,696	84,273	64,517	177,486
Installment	1,582	2,815	16	4,413

Total loans	$167,213	$123,641	$84,054	$374,908

Fixed-rate loans	$15,002	$66,496	$41,496	$122,994
Variable-rate loans	152,211	57,145	42,558	251,914

Total loans	$167,213	$123,641	$84,054	$374,908

Nonperforming Assets
     Nonaccrual loans totaled $1.7 million, $1.7 million, and $1.3 million as of December 31, 2006, 2005, and 2004, respectively. The nonaccrual loans at December 31, 2006 included $1.3 million in real estate mortgage loans and $375,000 in commercial loans. All of these loans have been written down to the fair market value of the collateral. There are no loans 90 days or more past due that remain on an accruing status at the end of each of these periods. There are no commitments to lend additional funds to customers with loans on nonaccrual status at December 31, 2006. The table below summarizes our nonperforming assets for the last five years.
Nonperforming Assets

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands)
Nonaccrual loans	$1,661	$1,684	$1,299	$1,649	$2,205
Other real estate owned and repossessions	508	111	381	385	143

Total nonperforming assets	$2,169	$1,795	$1,680	$2,034	$2,348

Investment Securities and Other Assets
     The following table indicates the amortized cost of the portfolio of investment securities held-to-maturity at the end of the last three years:

	Amortized Cost
	as of December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Investment securities held-to-maturity:
U.S. government agency securities	$10,992	$10,991	$11,005
Municipal securities	6,605	4,748	5,231
Mortgage-backed securities	6,425	7,942	10,511
Collateralized mortgage obligation	7,807	5,475	6,314

Total investment securities held to-maturity	$31,829	$29,156	$33,061

     The following table indicates the fair value of the portfolio of investment securities available-for-sale at the end of the last three years:

	Fair Value
	as of December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Investment securities available-for-sale:
U.S. government agency securities	$27,935	$23,216	$11,279
Mortgage-backed securities	9,969	12,295	16,850
Municipal securities	4,855	355	223
Corporate securities	4,159	—	—

Total investment securities available-for-sale	$46,918	$35,866	$28,352

     The amortized cost of securities in our portfolio totaled $79.3 million at December 31, 2006, compared to $65.9 million at December 31, 2005. The increase in the securities portfolio was due to purchases of additional securities to replace the paydowns on our mortgage-backed securities portfolio and in reaction to changes needed in our balance sheet structure noted in our asset liability modeling. The following table provides the amortized cost of our securities as of December 31, 2006 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
As of December 31, 2006

	Less than	One year to	Five years	More than
	one year	five years	to ten years	ten years
	(Dollar amounts in thousands)
Agency bonds	$2,118,752	$28,971,027	$11,168,520	$—
Agency issued pools	—	7,678,419	5,247,754	3,900,053
Asset-backed & CMOs	—	—	—	4,666,385
Municipal—tax exempt	2,915,739	2,626,194	2,250,003	3,682,642
Corporate securities	—	3,129,983	1,027,665	—

Total	$5,034,491	$42,405,623	$19,693,942	$12,249,080

Tax equivalent yield	4.73%	4.31%	4.97%	4.36%

     All securities held are traded in liquid markets. As of December 31, 2006, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of year end 2006, the book value and market value of the securities from each of these issuers are as follows:

	Book Value	Market Value
	(Dollar amounts in thousands)
Federal National Mortgage Association	$17,800	$17,167
Federal Home Loan Mortgage Corporation	22,994	22,600
Federal Home Loan Bank	17,290	17,213
     At December 31, 2006, we had $81,000 in federal funds sold compared with $112,000 at December 31, 2005.

Deposits and Other Borrowings
     Total deposits increased by 21.8% from year-end 2005 to year-end 2006 due to our continued focused marketing to develop our core deposit base and due to our continued banking office expansion. We believe that our deposits will continue to increase in 2007 as a result of our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.
     Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $27.1 million as of December 31, 2006, compared to $44.7 million at December 31, 2005. Our strong growth in core deposits has allowed us to reduce our reliance on these sources of funds and accordingly helped us control the cost of funding.
     The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of December 31, 2006:

Borrow Date	Type	Principal	Term	Rate	Maturity
10/1/1998	Convertible Advance	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	Convertible Advance	3,000,000	7 years	4.58%	3/25/2013

				4.76%

     For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub heading “Net Interest Income.”
Interest Rate Sensitivity
     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of our earning assets and liabilities with defined time periods is referred to as “gap” analysis. At December 31, 2006, our cumulative one-year gap was a negative (or liability sensitive) $125.2 million, or 27.4% of total earning assets. This means we have more interest-bearing liabilities expected to reprice within one year than interest-earning assets. The re-pricing of our liabilities in today’s rising rate environment is expected to put pressure on our margin; however, we continue to take measures to mitigate this impact. We have grown our noninterest-bearing sources of funds and have changed the mix of our interest-bearing sources to lower-cost sources. The longer maturity earning assets are in our securities portfolio; the following table does not take into consideration the cash flows that occur due to payments on mortgage-backed securities or any call features. Approximately 56% of our loan portfolio is variable rate and reflected in the category “Within Three Months” because these loans reprice with changes primarily in the prime lending rate or LIBOR.

Interest Rate Gap Analysis
As of December 31, 2006

		After three		After five
		months but	After one year	years and
	Within three	within one	but within five	non-rate
	months	year	years	sensitive	Total
	(Dollar amounts in thousands)
Assets
Loans and leases	$210,924	$24,989	$93,628	$45,367	$374,908
Securities portfolio	1,539	3,324	61,166	12,718	78,747
Other earning assets	3,032	—	—	—	3,032

Total interest-earning assets	215,495	28,313	154,794	58,085	456,687

Liabilities
Transaction accounts	1,657	—	—	—	1,657
Money market deposit accounts	127,919	—	—	—	127,919
Other savings accounts	3,453	—	—	—	3,453
Certificates of deposit	94,605	103,488	11,409	—	209,502
State of Alabama time deposit open account	6,030	—	—	—	6,030
Federal funds purchased	20,474	—	—	—	20,474
Repurchase agreements	659	—	—	—	659
Subordinated debentures	7,733	—	—	—	7,733
Long term debt	3,000	—	—	3,000	6,000

Total interest-bearing liabilities	265,530	103,488	11,409	3,000	383,427

Interest sensitivity gap	$(50,035)	$(75,175)	$143,385	$55,085	$73,260

Cumulative sensitivity gap	$(50,035)	$(125,210)	$18,175	$73,260

Liquidity
     Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
     The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At December 31, 2006, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $54.4 million. Additionally, we had available to us a $2.0 million unsecured line of credit with our primary correspondent bank and our subsidiary bank had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $28.5 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
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
     The following table reflects the contractual maturities of our term liabilities as of December 31, 2006. The amounts shown do not reflect any early withdrawal or prepayment assumptions.
Contractual Obligations
As of December 31, 2006

		One year or	Over one	Over three to	More than
	Total	less	to three years	five years	five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$209,502	$198,093	$7,987	$3,422	$—
Federal funds purchased and securities sold under agreement to repurchase	21,132	21,132	—	—	—
FHLB borrowings	6,000	—	3,000	—	3,000
Operating lease obligations	608	266	324	18	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$244,975	$219,491	$11,311	$3,440	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures have $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,500,000 after September 15, 2010.
Capital Resources
     The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank. Capital Bank was merged into CapitalSouth Bank effective November 3, 2006, and therefore no longer has capital ratios as of December 31, 2006.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth	Capital
	Capitalized	Capitalized	Bancorp	Bank	Bank
December 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.2	11.9	N/A
Tier 1 capital to average assets	5.0	4.0	10.2	9.1	N/A

December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1

December 31, 2004
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.6%	9.2%	25.0%
Total capital to risk adjusted assets	10.0	8.0	12.9	10.4	26.3
Tier 1 capital to average assets	5.0	4.0	9.3	7.3	20.7
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
Recent Accounting Developments
     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of income.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of income.
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated balance sheets or statements of income.
     In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. For an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principals Board (APB) Opinion No. 12, Omnibus Opinion – 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and statements of income.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. Effective December 31, 2006, the Company adopted SAB 108, which did not have a material impact on the Company’s consolidated balance sheets and statements of income.
     In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS’ statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans, this standard did not have an impact on the Company’s consolidated balance sheets or statements of income.
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
Item 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
     Interest rate risk is one of the most significant market risks affecting CapitalSouth Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to changes in market interest rates that could adversely affect our net interest income or market value of equity. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the board of directors of our subsidiary bank, and carried out by the Asset/Liability Committee. The Committee’s objectives are to manage exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon while, at the same time, ensuring a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for the repricing characteristics of new business flow, pricing of deposit products, and investment security purchase and sale strategies.

     Our primary measurement of interest rate risk consists of projections of earnings at risk, which is determined through computerized modeling. The modeling assumes a static balance sheet, and incorporates the balances, rates, maturities and repricing characteristics of all of our subsidiary bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is first computed under the model assuming no change in market interest rates. These results are then compared to the results of other interest rate scenarios where interest rates are moved (shocked) up and down 100 and 200 basis points (BP). Time horizons of 6 months, 1 year, 2 years, and 5 years are analyzed. The impact of embedded options in products such as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. We compare the changes in net interest income in the shock-up and shock-down scenarios to the net interest income in an unchanged rate scenario. The Asset/Liability Committee utilizes the results of this modeling (shock modeling) to quantify the estimated exposure of net interest income to changes in market interest rates.
     The results of the December 31, 2006 shock modeling suggested no exposure in the level of net interest income to changes in interest rates for the next 12-month period. The Bank’s market value of equity is exposed to increases in interest rates for the next 12-month period. However, the amount of the exposure is within the Bank’s policy limits. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.
Interest Rate Risk
Income Sensitivity Summary
As of December 31, 2006

	Down 200 BP	Down 100 BP	Current	Up 100BP	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$16,640	$16,235	$15,764	$15,989	$16,544
$ change net interest income	876	471		226	780
% change net interest income	5.56%	2.99%		1.43%	4.95%
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
     Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2006, 2005, and 2004 is presented in the following table.

	As of December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Commitments to extend credit	$82,730	$58,370	$47,850
Standby letters of credit	1,049	3,164	593

	$83,779	$61,534	$48,443

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

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors
CapitalSouth Bancorp:
     We have audited the accompanying consolidated balance sheets of CapitalSouth Bancorp and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapitalSouth Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Birmingham, Alabama
March 28, 2007

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets

Cash and cash equivalents	$7,363,524	10,585,682
Federal funds sold	81,160	111,846
Securities available–for–sale	46,917,794	35,866,316
Securities held–to–maturity, fair values of $31,073,481 and $28,381,029 at December 31, 2006 and 2005, respectively	31,828,892	29,155,869
Federal Home Loan Bank stock	2,045,100	2,122,400
Federal Reserve Bank stock	905,450	741,700
Loans	374,907,620	327,220,975
Allowance for loan losses	(4,328,629)	(3,856,092)

Net loans	370,578,991	323,364,883
Premises and equipment, net	10,648,699	10,707,683
Bank–owned life insurance	4,556,413	4,382,341
Other assets	7,062,840	6,469,173

Total assets	$481,988,863	423,507,893

Liabilities and Stockholders’ Equity

Deposits:
Interest–bearing	$348,561,420	282,433,935
Noninterest–bearing	52,735,182	46,995,451

Total deposits	401,296,602	329,429,386
Federal funds purchased	20,474,100	26,940,900
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	658,933	11,778,476
Subordinated debentures	7,733,000	7,733,000
Other liabilities	4,477,839	4,752,221

Total liabilities	440,640,474	386,633,983

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at December 31, 2006 and December 31, 2005; issued 3,060,764 and 2,937,500 shares at December 31, 2006 and December 31, 2005, respectively; outstanding 2,975,934 and 2,852,670 shares at December 31, 2006 and December 31, 2005, respectively	3,060,764	2,937,500
Treasury stock, at cost, 84,830 shares in 2006 and 2005	(1,255,060)	(1,255,060)
Paid–in surplus	26,296,512	24,490,875
Retained earnings	13,664,522	11,271,215
Accumulated other comprehensive loss, net	(418,349)	(570,620)

Total stockholders’ equity	41,348,389	36,873,910

Total liabilities and stockholders’ equity	$481,988,863	423,507,893

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$28,127,083	19,411,739	12,845,987
Interest on securities	2,646,267	2,210,865	2,247,567
Interest on other earning assets	317,711	296,840	116,252

Total interest income	31,091,061	21,919,444	15,209,806

Interest expense:
Interest on deposits	13,491,726	7,322,337	3,769,789
Interest on debt	1,835,627	1,554,051	1,404,402

Total interest expense	15,327,353	8,876,388	5,174,191

Net interest income	15,763,708	13,043,056	10,035,615
Provision for loan losses	621,306	913,773	847,305

Net interest income after provision for loan losses	15,142,402	12,129,283	9,188,310

Noninterest income:
Service charges on deposits	1,129,950	966,845	800,922
Investment banking income, net	168,229	144,697	155,679
Gain on sale of available—for—sale securities, net	—	—	693
Business Capital Group loan income	578,148	1,031,064	799,926
Bank—owned life insurance	174,072	177,917	171,620
Gain on sale of nonmarketable equity securities	1,054,832	—	—
Other noninterest income	184,962	231,495	131,302

Total noninterest income	3,290,193	2,552,018	2,060,142

Noninterest expense:
Salaries and employee benefits	7,865,884	6,060,645	4,767,717
Occupancy and equipment expense	2,206,064	1,715,465	1,351,718
Professional fees	1,248,171	585,416	643,065
Advertising	489,009	325,461	347,649
Other noninterest expense	2,115,958	2,153,114	1,278,427

Total noninterest expense	13,925,086	10,840,101	8,388,576

Income before provision for income taxes	4,507,509	3,841,200	2,859,876
Provision for income taxes	1,579,212	1,264,318	983,351

Net income	$2,928,297	2,576,882	1,876,525

Basic earnings per share	$0.99	1.13	0.84
Basic weighted average shares outstanding	2,964,041	2,271,878	2,233,506
Diluted earnings per share	$0.97	1.12	0.83
Diluted weighted average shares outstanding	3,020,668	2,304,349	2,268,886
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005 and 2004

						Accumulated
						other
	Common stock					comprehensive	Total
	Shares		Treasury	Paid-in	Retained	income	stockholders’
	outstanding	Amount	stock	surplus	earnings	(loss), net	equity
Balance, December 31, 2003	2,230,085	$2,314,915	(1,255,060)	14,946,666	7,704,837	(438,142)	23,273,216
Comprehensive income:
Net income	0	0	0	0	1,876,525	0	1,876,525
Change in unrealized gain (loss) on securities available–for–sale, net	0	0	0	0	0	189,316	189,316

Total comprehensive income							2,065,841
Dividends declared ($0.18 per share)	0	0	0	0	(377,107)	0	(377,107)
Issuance of common stock,	0	0	0	0	0	0	0
Common stock issued for director fees	11,598	11,598	0	156,772	0	0	168,370

Balance, December 31, 2004	2,241,683	2,326,513	(1,255,060)	15,103,438	9,204,255	(248,826)	25,130,320
Comprehensive income:
Net income	0	0	0	0	2,576,882	0	2,576,882
Change in unrealized gain (loss) on securities available–for–sale, net	0	0	0	0	0	(321,794)	(321,794)

Total comprehensive income							2,255,088
Dividends declared ($0.20 per share)	0	0	0	0	(509,922)	0	(509,922)
Issuance of common stock, net of offering expenses	600,000	600,000	0	9,206,738	0	0	9,806,738
Common stock issued for director fees net of offering expenses	10,887	10,887	0	163,552	0	0	174,439
Exercise of stock options, including tax benefit	100	100	0	1,200	0	0	1,300
Share based compensation	0	0	0	15,947	0	0	15,947

Balance, December 31, 2005	2,852,670	2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910
Comprehensive income:
Net income	0	0	0	0	2,928,297	0	2,928,297
Change in unrealized gain (loss) on securities available–for–sale, net	0	0	0	0	0	152,271	152,271

Total comprehensive income							3,080,568
Dividends declared ($0.18 per share)	0	0	0	0	(534,990)	0	(534,990)
Issuance of common stock,
net of offering expenses	90,000	90,000	0	1,479,375	0	0	1,569,375
Common stock issued for director fees net of offering expenses	12,106	12,106	0	234,667	0	0	246,773
Exercise of stock options, including tax benefit	21,158	21,158	0	(78,605)	0	0	(57,447)
Share based compensation	0	0	0	170,200	0	0	170,200

Balance, December 31, 2006	2,975,934	$3,060,764	(1,255,060)	26,296,512	13,664,522	(418,349)	41,348,389

See accompanying notes to consolidated financial statements

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,928,297	2,576,882	1,876,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	973,033	837,172	566,289
Provision for loan losses	621,306	913,773	847,305
Deferred tax benefit	(187,546)	(298,453)	(133,882)
Amortization and accretion on securities, net	89,049	175,868	350,168
Director fees, paid in common stock	246,773	175,190	168,370
Share based compensation	170,200	15,947	0
Gain on sale of nonmarketable equity securities	(1,054,832)	0	0
Loss (gain) on other real estate owned	2,014	17,294	(10,969)
(Gain) loss on disposal of premises and equipment	(1,257)	29,352	0
Gain on sale of loans and securities	0	(17,878)	(154,240)
Originations of loans held-for-sale	0	(287,200)	(1,984,200)
Proceeds from sale of loans	0	305,078	2,866,000
Excess tax benefits on exercise of stock options	(101,389)	0	0
Net increase in other assets	(852,861)	(586,774)	(1,155,816)
Net (decrease) increase in other liabilities	(66,282)	1,560,184	1,789,150

Net cash provided by operating activities	2,766,505	5,416,435	5,024,700

Cash flows from investing activities:
Purchases of securities available-for-sale	(20,709,582)	(12,227,612)	(16,431,458)
Proceeds from sales, maturities and calls of securities available-for-sale	9,854,003	4,124,720	19,993,110
Purchases of securities held-to-maturity	(5,336,059)	0	(1,014,730)
Proceeds from maturities of securities held-to-maturity	2,612,351	3,818,444	4,479,387
Purchases of nonmarketable equity securities	(448,776)	0	0
Proceeds from sale of nonmarketable equity securities	2,003,608	0	0
Net sales (purchases) of FHLB stock	77,300	(181,200)	592,900
Net (purchases) sales of Federal Reserve Bank stock	(163,750)	(147,450)	3,004
Loan originations, net	(48,753,914)	(40,773,464)	(46,533,287)
Purchases of loans	0	(28,134,647)	(7,216,948)
Purchases of premises and equipment	(1,232,866)	(6,128,150)	(3,249,885)
Proceeds from disposal of premises and equipment	320,074	0	0
Proceeds from the sale of other real estate owned	607,163	277,086	195,834
Purchase of Florida banking charter	0	(1,270,219)	0

Net cash used in investing activities	(61,170,448)	(80,642,492)	(49,182,073)

Cash flows from financing activities:
Net increase in deposits	71,867,216	67,898,652	59,025,471
Net (decrease) increase in federal funds purchased	(6,466,800)	9,588,000	(15,035,250)
Net decrease in borrowed funds	0	(4,851,408)	(5,076,850)
Net decrease in notes payable	0	(1,205,000)	0
Net (decrease) increase in repurchase agreements	(11,119,543)	(1,738,861)	1,831,679
Cash dividends paid	(641,702)	(426,369)	(353,799)
Net proceeds from issuance of common stock	1,569,375	9,805,987	0
Exercise of stock options	0	1,300	0
Withholding taxes paid relating to stock option exercise	(158,836)	0	0
Proceeds from issuance of subordinated debentures	0	2,733,000	0
Excess tax benefits on exercise of stock options	101,389	0	0

Net cash provided by financing activities	55,151,099	81,805,301	40,391,251

Net (decrease) increase in cash and cash equivalents	(3,252,844)	6,579,244	(3,766,122)
Cash and cash equivalents, beginning of period	10,697,528	4,118,284	7,884,406

Cash and cash equivalents, end of period	$7,444,684	10,697,528	4,118,284

Supplemental information on cash payments:
Interest paid	$15,225,358	7,594,075	5,015,416
Income taxes paid	1,552,567	1,810,018	668,241
Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	918,500	137,800	200,834
Transfers of securities available-for-sale to securities held-to-maturity	0	0	10,070,942
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Summary of Business and Significant Accounting Policies
(a)	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CapitalSouth Bancorp (the Parent), and its wholly-owned subsidiary, CapitalSouth Bank (including its wholly-owned subsidiaries, Security Mutual Financial Services, Inc. and CapitalSouth Insurance, Inc.) (the Bank). The Bank is engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in investment securities and commercial, real estate, consumer, and other loans in Birmingham, Huntsville, and Montgomery, Alabama, and in Jacksonville, Florida and the surrounding areas. CapitalSouth Bank’s subsidiary, Security Mutual Financial Services, Inc. (Security Mutual), currently services a portfolio of real estate mortgages, retail installment sales contracts, and other loans it owns, but no longer actively originates loans. The consolidated group is referred to herein as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

On November 3, 2006, the Parent’s wholly owned subsidiary, Capital Bank, was merged into CapitalSouth Bank.

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

The Bank is required to maintain certain average cash reserve balances with the Federal Reserve Bank in accordance with Federal Reserve Bank requirements. There were no required balances as of December 31, 2006 and 2005.

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

The Company originates loans under various Small Business Administration loan programs and other secondary market conventional products which are sold in the secondary market. These loans held–for–sale are carried at the lower of cost or estimated fair value in the aggregate. Loans are recognized as sold under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sold loans are beyond the reach of CapitalSouth in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)	Summary of Business and Significant Accounting Policies
loans. The Company has no recourse agreements. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold and are included in Business Capital Group loan income. The Company does not retain any rights or obligations to service the loans sold by its Business Capital Group following the closing of such sales. At December 31, 2006 and 2005, there were no loans classified as held-for-sale.

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

A substantial portion of the Bank’s loans are secured by real estate in Jefferson, Madison, Montgomery, and Shelby Counties of Alabama and Duval County in Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas.

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

While management uses available information to estimate the inherent losses at each balance sheet date, future changes to the allowance may be necessary based on the receipt of additional information. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to make changes to the allowance based on their judgment about information available to them at the time of their examination.

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
(1)	Summary of Business and Significant Accounting Policies
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

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at December 31, 2006 and 2005 were $4,556,413 and $4,382,341, respectively. The Company recorded increases to the cash surrender value of $174,072, $177,917 and $171,620 for the years ended December 31, 2006, 2005 and 2004 respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)	Summary of Business and Significant Accounting Policies
(m)	Off–Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off–balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

The Company files its federal income tax returns on a consolidated basis.

(o)	Intangible Asset

On July 22, 2005, CapitalSouth Bank acquired all the issued and outstanding common shares of United Bank of the Gulf Coast (United Bank) and simultaneously sold all assets and liabilities acquired from United Bank. CapitalSouth Bank recorded an intangible asset of $1,270,749, representing the stripped bank charter acquired from United Bank, allowing CapitalSouth Bank to expand into the state of Florida. The intangible asset is determined to have an indefinite life and is not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. If impaired, the asset is written down to it estimated fair value. No impairment charges have been recognized through December 31, 2006.

(p)	Share Based Compensation Plans

On July 1, 2005, the Company early adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2006 and 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as there were no unvested options at January 1, 2005. Results for prior years have not been restated. Total share-based compensation expense recognized by the Company during 2006 and 2005 for stock option grants was $170,200 and $15,947, respectively.

Prior to January 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Compensation cost, associated with the Company’s stock options accounted for on a variable basis, was recognized as the difference between the weighted average option exercise price and the fair value of the Company’s stock. No stock option-based employee compensation cost was recognized in the income statements during 2004, as all stock options granted under those plans had exercise prices equal to the market values of the underlying common stock on the dates of grant.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)	Summary of Business and Significant Accounting Policies
Had compensation for the stock option plan been determined consistent with SFAS No. 123 prior to January 1, 2005, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

2004
Net income:
As reported	$1,876,525
Compensation expense, net of tax	(141,520)

Pro forma	$1,735,005

Earnings per share:
As reported:
Basic	$0.84
Diluted	0.83

Pro forma:
Basic	0.78
Diluted	0.76
Prior to January 1, 2005, the fair value of options granted, which was amortized to expense over the option vesting period in determining the pro forma impact, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2004
Expected life of option	10 yrs
Risk-free interest rate	4.27%
Expected volatility of Company stock	7.16%
(q)	Investment Banking Income

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

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of income.

CAPITALSOUTH BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)	Summary of Business and Significant Accounting Policies
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of income.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated balance sheets or statements of income.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. For an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principals Board (APB) Opinion No. 12, Omnibus Opinion — 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact, if any, that the adoption of this EITF will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets and statements of income.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. Effective December 31, 2006, the Company adopted SAB 108, which did not have a material impact on the Company’s consolidated balance sheets and statements of income.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS’ statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plan assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans, this standard did not have an impact on the Company’s consolidated balance sheets or statements of income.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1)	Summary of Business and Significant Accounting Policies
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

(t)	Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

(u)	Subsequent Event

On March 1, 2007 CapitalSouth announced the signing of a definitive agreement to acquire Monticello Bancshares (Monticello). Monticello, through its federally chartered savings bank, Monticello Bank, operates two banking offices in Jacksonville, Florida. Monticello had approximately $228 million in total assets as of December 31, 2006, a loan portfolio of $206 million and total deposits of $157 million.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2)	Securities Available–for–Sale and Held–to–Maturity
     The amortized cost and estimated fair values of securities available–for–sale at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$28,125,958	8,237	(199,554)	27,934,641
Mortgage-backed securities	10,401,062	—	(431,490)	9,969,572
Municipal securities	4,869,484	1,929	(16,621)	4,854,792
Corporate securities	4,157,646	2,261	(1,118)	4,158,789

Total	$47,554,150	12,427	(648,783)	46,917,794

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$23,574,815	—	(358,560)	23,216,255
Mortgage-backed securities	12,805,426	—	(510,255)	12,295,171
Municipal securities	356,694	—	(1,804)	354,890

Total	$36,736,935	—	(870,619)	35,866,316

     The amortized cost and estimated fair values of securities held–to–maturity at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$10,992,116	—	(333,398)	10,658,718
Mortgage-backed securities	6,425,164	—	(157,525)	6,267,639
Collateralized mortgage obligation	7,806,611	—	(307,829)	7,498,782
Municipal securities	6,605,001	71,514	(28,173)	6,648,342

Total	$31,828,892	71,514	(826,925)	31,073,481

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$10,991,210	—	(369,657)	10,621,553
Mortgage-backed securities	7,942,145	—	(199,053)	7,743,092
Collateralized mortgage obligation	5,475,197	—	(305,442)	5,169,755
Municipal securities	4,747,317	107,912	(8,600)	4,846,629

Total	$29,155,869	107,912	(882,752)	28,381,029

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2) Securities Available–for–Sale and Held–to–Maturity, Continued
     The carrying amounts and approximate fair values of securities at December 31, 2006, by contractual maturity, are as follows:

	Securities
	Available for sale		Held to maturity
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due in one year or less	$4,619,544	4,606,149	414,947	418,146
Due after one year through five years	17,978,912	17,796,893	13,618,309	13,313,173
Due after five years through ten years	9,078,297	9,079,817	1,200,000	1,223,797
Due after ten years	1,318,689	1,306,574	2,363,861	2,351,944

	32,995,442	32,789,433	17,597,117	17,307,060

Mortgage-backed securities	10,401,062	9,969,572	6,425,164	6,267,639
Collateralized mortgage obligation	—	—	7,806,611	7,498,782
Corporate securities	4,157,647	4,158,789	—	—

	$47,554,151	46,917,794	31,828,892	31,073,481

     Securities carried at $43,830,498 and $43,856,356 (market values of $42,808,028 and $42,526,631) at December 31, 2006 and 2005, respectively, were pledged to secure deposits, borrowed funds, and for other purposes as required or permitted by law.
     Proceeds from the sales of investment securities available-for-sale during the years ended December 31, 2006, 2005 and 2004 were $0, $0, and $3,266,445, respectively. Gross realized gains on sales of securities available-for-sale were $0, $0, and $693 for 2006, 2005 and 2004, respectively.
     The following tables show the Company’s combined investments’ unrealized gross losses and fair values, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2006 and December 31, 2005.

	2006
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	gross losses	Fair Value	Loss	Fair Value	Loss
U.S. Government agency securities	$3,995,902	3,481	26,560,369	529,564	30,556,271	532,952
Mortgage-backed securities	—	—	16,237,212	589,015	16,237,211	589,015
Municipal securities	6,139,244	38,540	608,262	6,254	6,747,506	44,794
Collateralized mortgage obligation	3,116,306	23,921	4,382,476	283,908	7,498,782	307,829
Corporate securities	1,026,547	1,118	—	—	1,026,547	1,118

	$14,277,999	67,060	47,788,319	1,408,741	62,066,317	1,475,708

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(2) Securities Available-for-Sale and Held-to-Maturity, Continued

	2005
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	gross losses	Fair Value	Loss	Fair Value	Loss
U.S. Government agency securities	$12,008,205	84,235	21,829,603	643,982	33,837,808	728,217
Mortgage-backed securities	6,295,656	115,704	13,742,607	593,604	20,038,263	709,308
Municipal securities	1,284,653	10,404	—	—	1,284,653	10,404
Collateralized mortgage obligation	—	—	5,169,755	305,442	5,169,755	305,442

	$19,588,514	210,343	40,741,965	1,543,028	60,330,479	1,753,371

     At December 31, 2006, the Company had 26 available-for-sale securities and 13 held-to-maturity securities that were in an unrealized loss position for longer than 12 months. At December 31, 2005, the Company had 18 available-for-sale securities and six held-to maturity securities that were in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed not to be other than temporary impairment as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. The Company does not expect any permanent impairment to develop related to these securities and has the ability and intent to hold these securities until maturity or a market price recovery.
(3) Loans Receivable
     The composition of the loan portfolio at December 31, 2006 and 2005 is as follows:

	2006	2005
Commercial, industrial, and agricultural	$67,392,108	48,041,246
Real estate — construction and land development	125,617,084	93,002,417
Real estate — mortgage	177,485,630	178,475,571
Installment loans	4,412,798	7,701,741

	374,907,620	327,220,975
Less allowance for loan losses	(4,328,629)	(3,856,092)

Net loans	$370,578,991	323,364,883

     Certain parties (principally directors and senior officers of the Company including their affiliates, families, and companies in which they hold 10% or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The following is an analysis of activity with respect to such loans for the years-ended December 31:

	2006	2005
Balance, beginning of year	$7,068,201	7,123,975
Additions	6,375,749	7,653,227
Amounts collected	(4,924,876)	(7,709,001)

Balance, end of year	$8,519,074	7,068,201

     In management’s opinion, these loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons and these loans did not involve more than the normal risk of collectibility or present other unfavorable features.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(3) Loans Receivable, Continued
     The recorded amounts of investments in loans that were considered to be impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, were $1,660,882 as of December 31, 2006 and $1,684,242 as of December 31, 2005 (all such loans were also carried on a nonaccrual basis). The related allowance for loan loss amounts on these loans were $339,020 and $330,196, respectively, for the years ended December 31, 2006 and 2005. There were no impaired loans without a related allowance as of December 31, 2006 and 2005. The average recorded investments in impaired loans during the years ended December 31, 2006, 2005, and 2004 were $1,650,037, $1,284,742, and $1,501,098, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was immaterial. Interest recognized on nonaccrual loans was immaterial for the years ended December 31, 2006, 2005, and 2004.
     Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $1,660,882 and $1,684,242 at December 31, 2006 and 2005, respectively. There were no past due loans greater than 90 days not on nonaccrual status.
(4) Allowance for Loan Losses
     A summary of activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Balance, beginning of year	$3,856,092	3,200,150	2,666,219
Loans charged off	(247,530)	(351,466)	(438,354)
Recoveries	98,760	93,635	124,980
Provision charged to income	621,306	913,773	847,305

Balance, end of year	$4,328,628	3,856,092	3,200,150

(5) Premises and Equipment
     A summary of premises and equipment and their useful lives as of December 31, 2006 and 2005 is as follows:

	Depreciable life	2006	2005
Land		$1,468,183	1,781,965
Premises and improvements	15 to 31 years	8,778,289	8,328,920
Equipment and furniture	5 to 15 years	5,305,342	4,581,746
Vehicles	5 years	72,241	75,623

		15,624,055	14,768,254
Less accumulated depreciation		(4,975,356)	(4,060,571)

		$10,648,699	10,707,683

     Depreciation expense was $973,033, $837,172 and $566,289 for 2006, 2005 and 2004, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(6) Deposits
     Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Money market and NOW accounts	$129,576,218	96,005,818
Savings	3,453,247	3,663,321
Certificates of deposit	209,501,956	176,984,796
State time deposits	6,030,000	5,780,000
Noninterest-bearing deposits	52,735,181	46,995,451

	$401,296,602	329,429,386

     Certificates of deposit in denominations of $100,000 or more totaled $24,931,522 and $24,432,751 at December 31, 2006 and 2005, respectively. State time deposits in denominations of $100,000 or more aggregated $6,030,000 and $5,780,000 at December 31, 2006 and 2005, respectively.
     Scheduled maturities of certificates of deposit at December 31, 2006 are as follows:

2007	$198,093,298
2008	6,333,815
2009	1,481,581
2010	170,770
2011 and thereafter	3,422,492

$209,501,956

     Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Money market and NOW accounts	$4,160,244	2,121,235	898,878
Savings	12,575	12,863	13,235
Certificates of deposit	9,041,939	5,020,838	2,789,123
State time deposits	276,968	167,401	68,553

	$13,491,726	7,322,337	3,769,789

     Interest expense amounts on certificates of deposit in denominations of $100,000 or more were $1,081,332, $749,516, and $414,854 for the years ended December 31, 2006, 2005 and 2004, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(7) Income Taxes
     The consolidated provision for (benefit of) income taxes is as follows:

	2006	2005	2004
Current:
Federal	$1,535,306	1,359,580	862,161
State	231,452	203,191	255,072

	1,766,758	1,562,771	1,117,233

Deferred:
Federal	(166,916)	(264,731)	(119,155)
State	(20,630)	(33,722)	(14,727)

	(187,546)	(298,453)	(133,882)

	$1,579,212	1,264,318	983,351

     The provision for income taxes is less than that computed by applying the federal statutory rate of 34% in 2006, 2005 and 2004, as indicated in the following analysis:

	2006	2005	2004
Tax based on federal statutory rate	$1,532,553	1,306,008	972,358
State income taxes, net of federal benefit	139,267	111,850	158,628
Share based compensation expense	57,868	—	—
Tax exempt interest	(140,437)	(91,626)	(85,123)
Low income housing tax credit	(20,196)	(20,196)	(20,000)
Bank-owned life insurance	(59,184)	(58,962)	(57,517)
Other, net	69,341	17,244	15,005

	$1,579,212	1,264,318	983,351

     Net deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Allowance for loan losses	$1,240,412	1,080,778
Accrued expenses	376,358	300,774
Intangibles	32,124	39,103
Net unrealized loss on available-for-sale securities	218,007	299,999
Compensation expense related to stock options outstanding	88,844	204,402
Depreciation	102,696	10,687
Other assets, net	317,756	302,045

Total gross deferred tax assets	2,376,197	2,237,788
Deferred loan fees and costs, net	(306,233)	(275,477)
Other liabilities, net	(32,086)	(29,987)

Total gross deferred tax liabilities	(338,319)	(305,464)

Net deferred tax assets	$2,037,878	1,932,324

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
(8) Subordinated Debt and Note Payable
     On December 26, 2002, the Parent established Financial Investors Statutory Trust I (Trust I), a wholly-owned statutory business trust and on September 15, 2005 the Parent established a second wholly-owned statutory business trust, Financial Investors Statutory Trust II (Trust II) (collectively, the Trusts). The Parent is the sole sponsor of these Trusts and owns all of the Trusts’ common securities. The Trusts were created for the exclusive purpose of issuing 30-year capital trust securities (Trust Preferred Securities) in the amount of $5,000,000 (Trust I) and $2,500,000 (Trust II), with the use of the proceeds from both Trusts to purchase an aggregate of $7,500,000 of subordinated debentures from the Parent. The sole assets of the Trusts are subordinated debentures issued by the Parent. The amounts recorded in the consolidated balance sheets include the unconsolidated investment in the Trusts of $233,000 which were acquired through the issuance of subordinated debentures.
     The Trust Preferred Securities bear a floating interest rate based on a spread over 3-month LIBOR which is set each quarter. Distributions from both Trusts are payable quarterly maturing December 26, 2032 (for Trust I) and September 15, 2035 (for Trust II). The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Parent guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. CapitalSouth Bancorp’s obligation under the subordinated debentures together with the guarantee and other back-up obligations, in aggregate, constitute a full and unconditional guarantee by the Parent of the obligations of the Trust under the Trust Preferred Securities.
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
     The Trust Preferred Securities currently qualify as Tier I capital under regulatory interpretations. On March 1, 2005, the Federal Reserve Board announced changes to its capital adequacy rules affecting the capital treatment of trust preferred securities. The Federal Reserve’s rules permit the Company to continue to treat the outstanding Trust Preferred Securities as Tier 1 Capital until the last five years of the thirty year term of the related subordinated debentures. The terms of the Federal Reserve’s final rule with respect to capital treatment of trust preferred securities do not adversely affect the Company’s regulatory capital.
     During 2005, the Company had three notes payable outstanding. One note was a line of credit with First Tennessee Bank, National Association for $1,205,000, bearing an interest rate of 4.42%. This note was refinanced on May 19, 2005 with a note payable as part of a line of credit with Alabama Banker’s Bank, bearing an interest rate of 4.93%. The Company borrowed another $1,800,000 from Alabama Banker’s Bank on September 8, 2005, bearing an interest rate of 5.54%. Both notes payable to Alabama Banker’s Bank were paid off on December 21, 2005. The Company had no notes payable outstanding during 2006.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(9) Repurchase Agreements and Borrowed Funds
     Borrowed funds consisted of Federal Home Loan Bank (FHLB) advances and amounted to $6,000,000 as of December 31, 2006 and 2005. The two advances outstanding at December 31, 2006 bear interest at rates of 4.94% and 4.58%. The FHLB advances were secured by $68,846,776 of loans receivable and $9,244,418 of investment securities as of December 31, 2006. One $3,000,000 advance matures in 2008, the other $3,000,000 matures in 2013.
     The table below provides information relating to Federal Home Loan Bank Advance activity for 2006, 2005, and 2004.

	2006	2005	2004
Activity for the year:
Average balance of advances outstanding	$6,594,521	9,684,863	14,401,639
Maximum outstanding at any month-end	11,000,000	11,000,000	21,000,000
Average interest rate at period-end	4.76%	4.77%	3.76%
Average interest rate paid for the year	4.88%	3.98%	4.48%
     The following summarizes pertinent data related to repurchase agreements as of and for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Activity for the year:
Average balance of agreements outstanding	$9,877,522	12,490,065	12,551,000
Maximum outstanding at any month-end	11,409,908	13,679,715	13,517,337
Average interest rate at period-end	1.43%	3.74%	1.97%
Average interest rate paid for the year	4.67%	2.95%	1.39%
     The Company enters into interest rate protection contracts to help manage interest rate exposure. These contracts can include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. These risks are considered in the overall asset liability management program. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. At December 31, 2006 and 2005, the Company had interest rate swaps with notional amounts totaling $3,000,000 and $6,000,000, respectively.
     The following tables summarize information on the outstanding interest rate swaps at December 31, 2006 and 2005:

	2006
						Average
	Notional	Carrying	Estimated	During the year		remaining life
	amount	value	fair value	Received	Paid (1)	(in years)
Interest rate swaps	$3,000,000	127,656	(127,656)	3.01%	5.03%	1.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three-month LIBOR.

	2005
						Average
	Notional	Carrying	Estimated	During the year		remaining life
	amount	value	fair value	Received	Paid (1)	(in years)
Interest rate swaps	$6,000,000	269,251	(269,251)	2.86%	3.30%	2.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three-month LIBOR.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(10)	Regulatory Matters
     The primary source of funds available to the Parent is payments of dividends from the Bank. Banking laws and other regulations limit the amount of dividends a bank subsidiary may pay without prior regulatory approval. As of December 31, 2006, approximately $6.2 million of the Bank’s retained earnings was available for dividend distribution without prior regulatory approval.
     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2006 and 2005, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Management believes there are no conditions or events since the previous notification that have changed the institution’s categories.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(10) Regulatory Matters, Continued
     The Company’s and CapitalSouth Bank’s actual capital amounts and ratios are presented in the table below. As noted previously, Capital Bank was merged into CapitalSouth Bank effective November 3, 2006, and therefore no longer has capital ratios as of December 31, 2006.

	December 31, 2006
					To be well capitalized under
					prompt corrective action
	Actual		For capital adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
Total capital (to risk weighted assets):
Consolidated	$52,150	13.2%	$31,702	8.0%	N/A	N/A
CapitalSouth Bank	47,041	11.9	31,626	8.0	39,533	10.0%

Tier I capital (to risk weighted assets):
Consolidated	47,990	12.1	15,851	4.0	N/A	N/A
CapitalSouth Bank	42,712	10.8	15,813	4.0	23,720	6.0

Tier I capital (to average assets):
Consolidated	47,990	10.2	18,764	4.0	N/A	N/A
CapitalSouth Bank	42,712	9.1	18,737	4.0	23,421	5.0

	December 31, 2005
					To be well capitalized under
					prompt corrective action
	Actual		For capital adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
Total capital (to risk weighted assets):
Consolidated	$47,809	14.7%	$26,112	8.0%	N/A	N/A
CapitalSouth Bank	36,239	12.6	22,972	8.0	28,715	10.0%
Capital Bank	7,980	18.9	3,378	8.0	4,223	10.0
Tier I capital (to risk weighted assets):
Consolidated	43,953	13.5	13,056	4.0	N/A	N/A
CapitalSouth Bank	32,862	11.4	11,486	4.0	17,229	6.0
Capital Bank	7,530	17.8	1,689	4.0	2,534	6.0
Tier I capital (to average assets):
Consolidated	43,953	11.3	15,594	4.0	N/A	N/A
CapitalSouth Bank	32,862	9.8	13,468	4.0	16,835	5.0
Capital Bank	7,530	15.1	1,998	4.0	2,498	5.0
(11) Employee Benefit Plan
     The Company sponsors a 401(k) retirement plan covering substantially all of its employees. The Company provides a 50% matching contribution for up to 8% of an employee’s contribution base. In addition to the matching contributions, the Company can make discretionary contributions based on Company current year profits. Contributions to the plan totaled approximately $142,000, $52,000 and $42,000 in 2006, 2005 and 2004, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(12) Stock Based Compensation Plans
     Under the Company’s 1994 Stock Incentive Plan, 2004 Stock Option Plan, and 2005 Stock Incentive Plan, there are 106,650, 32,000, and 150,000 shares, respectively, authorized for issuance with grants to employees that vest immediately. The maximum term of the options granted under the plans is 10 years.
     On July 1, 2005, the Company early adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the swards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as all options were fully vested at January 1, 2005.
     In addition, SFAS No. 123R changed the statement of cash flows classification of the tax benefit received for the amount of income tax deductions taken for option exercises in excess of share-based compensation cost recognized for those options (the “excess tax benefit”). Excess tax benefits were previously reported as cash flows from operating activities but are required to be reported as cash flows from financing activities under SFAS No. 123R. The $101,389 excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options granted to CapitalSouth employees during 2006 and 2005 was $7.40 and $5.33, respectively. During 2006 and 2005 there were 23,000 options granted at an exercise price of $21.17 and 3,000 options granted at an exercise price of $15.25, respectively. Assumptions used in calculating the fair value of options granted during 2006 and 2005 were as follows:

	2006	2005

Risk-free interest rate	5.15%	4.25%
Expected volatility	6.42%	7.16%
Expected life of option	10 yrs	10 yrs
     A summary of the status of outstanding option grants under the Company’s stock option plans at December 31, 2006, 2005, and 2004 and the changes during the years then ended is presented in the table below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding, beginning of year	217,400	$13.09	225,500	$12.59	185,750	$11.79
Granted	23,000	21.17	3,000	15.25	43,500	15.00
Exercised	(70,250)	12.72	(100)	13.00	—	—
Forfeited	(5,500)	17.24	(11,000)	14.45	(3,750)	13.53

Outstanding, end of year	164,650	$14.24	217,400	$13.09	225,500	$12.59

Exercisable, end of year	164,650	$13.09	217,400	$13.09	225,500	$12.59
Weighted average fair value of options granted	$7.40		5.33		5.25

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(12) Stock Based Compensation Plans, Continued

			Weighted average
		Weighted	remaining
	Options	average	contractual life
Range of exercise prices	outstanding	exercise price	(years)
$9.00 — 9.99	9,500	$9.00	0.36
11.00 — 11.99	26,000	11.00	1.38
12.00 — 12.99	16,500	12.00	2.88
13.00 — 13.99	22,150	13.00	3.64
15.00 — 15.99	69,500	15.01	7.09
21.00 — 21.99	21,000	21.17	9.38

	164,650

     As of December 31, 2006, the total intrinsic value of options outstanding was $828,705.
     As of December 31, 2006, there was no unrecognized compensation cost related to nonvested options, as there were no nonvested options.
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

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(13) Earnings Per Share
     Basic earnings per share amounts were computed by dividing net income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2006, 2005 and 2004.
     Diluted earnings per share amounts for the years ended December 31, 2006, 2005 and 2004, were computed by dividing net income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective years. The Company had no options that were issued and not included in the calculations of diluted earnings per share for the years ended December 31, 2006, 2005, and 2004. The following table represents the earnings per share calculations for the years ended December 31, 2006, 2005 and 2004:

			Per share
	Net income	Shares	amount
2006:
Basic earnings per share:
Income available to common shareholders	$2,928,297	2,964,041	$0.99

Dilutive securities:
Stock option plan shares		56,627

Dilutive earnings per share:
Income available to common shareholders	$2,928,297	3,020,668	$0.97

2005:
Basic earnings per share:
Income available to common shareholders	$2,576,882	2,271,878	$1.13

Dilutive securities:
Stock option plan shares		32,471

Dilutive earnings per share:
Income available to common shareholders	$2,576,882	2,304,349	$1.12

2004:
Basic earnings per share:
Income available to common shareholders	$1,876,525	2,233,506	$0.84

Dilutive securities:
Stock option plan shares		35,380

Dilutive earnings per share:
Income available to common shareholders	$1,876,525	2,268,886	$0.83

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(14) Commitments and Contingencies
     The Bank is party to financial instruments with off–balance sheet risks that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. They consist primarily of commitments to extend credit and standby letters of credit. A summary at December 31, 2006 and 2005 is as follows:

	2006	2005
Commitments to extend credit	$82,729,846	58,369,703
Standby letters of credit	1,049,470	3,164,053

	$83,779,316	61,533,756

     Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.
     The Company leases offices in Atlanta, Georgia; Jacksonville, Florida; and Huntsville, Hoover, Birmingham, and Montgomery, Alabama. Future minimum rental commitments as of December 31, 2006 for the leases are as follows:

2007	$266,409
2008	113,170
2009	104,131
2010	106,712
2011	17,857

Total	$608,279

     Rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $330,000, $355,000 and $393,000, respectively.
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
(15) Fair Value of Financial Instruments
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, certain of the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(15) Fair Value of Financial Instruments, Continued
and 2005. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:
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

(c)	Loans Receivable, Net

For loans with rates that are repriced in coordination with movements in market rates and with no significant change in credit risk, fair value estimates are based on carrying values. The fair value of other types of loans is estimated using a discounted cash flow calculation that applies rates currently offered.

(d)	Derivatives

Fair value of interest rate swaps is based on prices quoted by the counterparty. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

(e)	Deposits

The fair value of deposit liabilities with no stated maturity is disclosed as the amount payable on demand at the reporting date (i.e., at their carrying or book value). The fair values of fixed maturity deposits are estimated using a discounted cash flow calculation that applies rates currently offered for time deposits of similar remaining maturities.

(f)	Federal Funds Purchased, Borrowed Funds, and Repurchase Agreements

These balances may consist of federal funds purchased, as well as fixed rate borrowings from the Federal Home Loan Bank (FHLB) and repurchase agreements. Due to the short–term nature of federal funds purchased and repurchase agreements, the fair values approximate their carrying values. The fair value of the FHLB borrowings is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2006 and 2005.

(g)	Notes Payable

The fair value of the note payable approximates its carrying value.

(h)	Subordinated Debentures

The fair value of the subordinated debentures approximates their carrying value.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(15) Fair Value of Financial Instruments, Continued
(i)	Off–Balance Sheet Financial Instruments

Off–balance sheet financial instruments include commitments to extend credit. The fair value of such instruments is negligible since the arrangements are at current rates, are for short periods, and pose no known credit risk.
     Many of the Company’s assets and liabilities are short–term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and due from banks, interest–bearing bank balances, federal funds sold, and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on–balance sheet financial instruments as of December 31, 2006 and 2005 are summarized below.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Financial assets:
Securities available– for–sale	$46,918	46,918	35,866	35,866
Securities held–to–maturity	31,829	31,073	29,156	28,381
FHLB stock	2,045	2,045	2,122	2,122
Federal Reserve Bank stock	905	905	742	742
Loans, net	370,579	367,733	323,365	322,011
Financial liabilities:
Deposits	401,297	400,459	329,429	328,928
Borrowed funds	6,000	6,142	6,000	6,035
Federal funds purchased	20,474	20,474	26,941	26,941
Repurchase agreements	659	659	11,778	11,778
Subordinated debentures	7,733	7,733	7,733	7,733
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

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(16) Comprehensive Income
     Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources comprised of net income and other comprehensive income. For the Company, other comprehensive income consists entirely of changes in unrealized gains and losses on securities available–for–sale. In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double counting items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts for the years ended December 31, 2006, 2005 and 2004:

	2006
	Before tax		After tax
	amount	Tax effect	amount
Unrealized gains arising during the period	$234,263	(81,992)	152,271
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized gain on securities	$234,263	(81,992)	152,271

	2005
	Before tax		After tax
	amount	Tax effect	amount
Unrealized losses arising during the period	$(499,262)	177,468	(321,794)
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized loss on securities	$(499,262)	177,468	(321,794)

	2004
	Before tax		After tax
	amount	Tax effect	amount
Unrealized gains arising during the period	$290,501	(100,728)	189,773
Less reclassification adjustment for gains included in net income	693	(236)	457

Net unrealized gain on securities	$289,808	(100,492)	189,316

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(17) Condensed Parent Company Financial Information
     Condensed Parent–only financial information is as follows:
Balance Sheets

	December 31, 2006	December 31, 2005
Assets:
Interest bearing deposits in CapitalSouth Bank	$4,604,867	7,252,058
Other assets	823,242	1,395,106
Investment in subsidiaries	43,848,770	41,377,050

Total assets	$49,276,879	50,024,214

Liabilities:
Dividends payable	$178,555	285,267
Subordinated debentures	7,733,000	7,733,000
Other liabilities	16,935	5,132,037

Total liabilities	7,928,490	13,150,304

Stockholders’ equity:
Common stock	3,060,764	2,937,500
Treasury stock	(1,255,060)	(1,255,060)
Paid–in surplus	26,296,512	24,490,875
Retained earnings	13,664,522	11,271,215
Accumulated other comprehensive loss, net	(418,349)	(570,620)

Total stockholders’ equity	41,348,389	36,873,910

Total liabilities and stockholders’ equity	$49,276,879	50,024,214

Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Dividend income from bank subsidiaries	$600,000	400,000	750,000
Interest income	49,331	6,564	926
Interest expense	(597,718)	(454,134)	(275,008)
Operating income, net	541,289	82,754	63,525

Income before equity in earnings of subsidiaries	592,902	35,184	539,443

Equity in undistributed earnings of subsidiaries	2,335,395	2,541,698	1,337,082

Net income	$2,928,297	2,576,882	1,876,525

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(17) Condensed Parent Company Financial Information, Continued
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,928,297	2,576,882	1,876,525
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,335,395)	(2,541,698)	(1,337,082)
Director fees, paid in common stock	246,773	175,190	168,370
Share based compensation	170,200	15,947	—
Decrease (increase) decrease in other assets	587,810	50,607	(122,836)
(Decrease) increase in other liabilities	(5,115,102)	5,111,063	(9,348)

Net cash (used in) provided by operating activities	(3,517,417)	5,387,991	575,629

Cash flows from investing activities:
Capital contribution to subsidiary	—	(9,533,000)	—

Net cash used in investing activities	—	(9,533,000)	—

Cash flows from financing activities:
Net increase in notes payable	—	(1,205,000)	—
Proceeds from subordinated debentures	—	2,733,000	—
Dividends paid	(641,702)	(426,369)	(353,799)
Net proceeds from issuance of common stock	1,569,375	9,805,987	—
Exercise of stock options	(57,447)	1,300	—

Net cash provided by (used in) financing activities	870,226	10,908,918	(353,799)

Net increase (decrease) in cash and cash equivalents	(2,647,191)	6,763,909	221,830

Cash and cash equivalents, beginning of year	7,252,058	488,149	266,319

Cash and cash equivalents, end of year	$4,604,867	7,252,058	488,149

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(18) Quarterly Summarized Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006
	(in thousands, except per share data)
Interest Income	$6,849	$7,607	$8,089	$8,546
Interest Expense	3,219	3,633	4,020	4,456

Net Interest Income	3,630	3,974	4,069	4,090
Provision for Loan Losses	236	104	119	162

Net Interest Income After Provision for Loan Losses	3,394	3,870	3,950	3,928
Noninterest Income	561	1,435	573	721
Noninterest Expense	3,283	3,697	3,624	3,321

Income Before Income Taxes	672	1,608	899	1,328
Income Tax Provision	208	614	288	469

Net Income	$464	$994	$611	$859

Net Income Per Share
Basic	$0.16	$0.33	$0.21	$0.29
Diluted	$0.16	$0.33	$0.20	$0.28
Shares Outstanding
Basic	2,942	2,964	2,969	2,972
Diluted	3,003	3,024	3,020	3,026

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005
	(in thousands, except per share data)
Interest Income	$4,671	$5,202	$5,774	$6,272
Interest Expense	1,709	2,067	2,393	2,707

Net Interest Income	2,962	3,135	3,381	3,565
Provision for Loan Losses	156	344	258	156

Net Interest Income After Provision for Loan Losses	2,806	2,791	3,123	3,409
Noninterest Income	588	645	455	864
Noninterest Expense	2,464	2,437	2,653	3,286

Income Before Income Taxes	930	999	925	987
Income Tax Provision	288	326	316	334

Net Income	$642	$673	$609	$653

Net Income Per Share
Basic	$0.29	$0.30	$0.27	$0.28
Diluted	$0.28	$0.30	$0.27	$0.27
Shares Outstanding
Basic	2,242	2,245	2,248	2,353
Diluted	2,273	2,276	2,278	2,390

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Item 9B OTHER INFORMATION
     None.
PART III
Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding the executive officers of CapitalSouth is included in Part I. The other information required by Item 10 is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007. The definitive proxy statement will be filed on or about April 13, 2007.
     You may access our Code of Ethics and other corporate governance documents on our website at www.capitalsouthbank.com under the subheading “Investor Relations.” This subsection at our website also contains links to our SEC filings and other corporate governance information.
Item 11 EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
a.	Security Ownership of Certain Beneficial Owners.

The information regarding the security ownership of the beneficial owners of more than five percent of CapitalSouth’s common stock is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007.

b.	Security Ownership of Management.

The information regarding the security ownership of management is incorporated by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007.

c.	Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans and the Stock Performance Graph is included in Part 2 under Item 5.
Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information regarding certain relationships and related transactions and director independence is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007.
Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information regarding principal accountant fees and services is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 2007.
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

Number	Description
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

CAPITALSOUTH BANCORP

March 30, 2007	By:	/s/ W. Dan Puckett

W. Dan Puckett
Chief Executive Officer and
Chairman of the Board of Directors
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ W. Dan Puckett	Chief Executive Officer and Chairman of the	March 30, 2007

W. Dan Puckett	Board of Directors (Principal Executive Officer)

/s/ Carol W. Marsh	Senior Vice President, Secretary and Chief	March 30, 2007

Carol W. Marsh	Financial Officer (Principal Financial Officer)

/s/ Edison K. Woodie, III	Controller (Principal Accounting Officer)	March 30, 2007

Edison K. Woodie, III

/s/ W. Flake Oakley, IV	Director	March 30, 2007

W. Flake Oakley

/s/ Harold B. Dunn	Director	March 30, 2007

Harold B. Dunn

/s/ Stanley L. Graves	Director	March 30, 2007

Stanley L. Graves

/s/ Charles K. McPherson, Sr.	Director	March 30, 2007

Charles K. McPherson, Sr.

/s/ David W. Wood, II	Director	March 30, 2007

David W. Wood, II