Form 10-Q
period 2007-03-31
CapitalSouth Bancorp
filed 2007-05-15
CIK 1338977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Common Stock, $1.00 par value per share	2,991,827 shares

CAPITALSOUTH BANCORP

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
Assets

Cash and cash equivalents	$7,023,143	$7,363,524
Federal funds sold	14,958,241	81,160
Securities available—for—sale	46,037,957	46,917,794
Securities held—to—maturity, fair values of $32,147,362 and $31,073,481 at March 31, 2007 and December 31, 2006, respectively	32,800,511	31,828,892
Federal Home Loan Bank stock	1,229,800	2,045,100
Federal Reserve Bank stock	905,450	905,450
Loans	384,708,273	374,907,620
Allowance for loan losses	(4,467,539)	(4,328,629)

Net loans	380,240,734	370,578,991
Premises and equipment, net	10,653,347	10,648,699
Bank—owned life insurance	4,599,931	4,556,413
Other assets	7,109,230	7,062,840

Total assets	$505,558,344	$481,988,863

Liabilities and Stockholders’ Equity

Deposits:
Interest—bearing	$383,242,076	$348,561,420
Noninterest—bearing	61,480,022	52,735,182

Total deposits	444,722,098	401,296,602
Federal funds purchased	0	20,474,100
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	827,158	658,933
Subordinated debentures	7,733,000	7,733,000
Other liabilities	4,243,441	4,477,839

Total liabilities	463,525,697	440,640,474

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at March 31, 2007 and December 31, 2006; issued 3,072,966 and 3,060,764 shares at March 31, 2007 and December 31, 2006, respectively; outstanding 2,988,136 and 2,975,934 shares shares at March 31, 2007 and December 31, 2006, respectively	3,072,966	3,060,764
Treasury stock, at cost, 84,830 shares in 2007 and 2006	(1,255,060)	(1,255,060)
Paid—in surplus	26,295,287	26,296,512
Retained earnings	14,291,814	13,664,522
Accumulated other comprehensive loss, net	(372,360)	(418,349)

Total stockholders’ equity	42,032,647	41,348,389

Total liabilities and stockholders’ equity	$505,558,344	$481,988,863

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Interest income:
Interest and fees on loans	$7,707,814	$6,162,535
Interest on securities	851,208	636,566
Interest on other earning assets	120,657	49,797

Total interest income	8,679,679	6,848,898

Interest expense:
Interest on deposits	4,423,192	2,713,034
Interest on debt	302,976	505,220

Total interest expense	4,726,168	3,218,254

Net interest income	3,953,511	3,630,644
Provision for loan losses	136,250	236,006

Net interest income after provision for loan losses	3,817,261	3,394,638

Noninterest income:
Service charges on deposits	299,681	256,123
Investment banking income, net	162,439	72,242
Business Capital Group loan income	178,839	132,192
Bank—owned life insurance	43,518	42,348
Other noninterest income	32,188	58,567

Total noninterest income	716,665	561,472

Noninterest expense:
Salaries and employee benefits	2,005,151	1,926,472
Occupancy and equipment expense	553,131	520,768
Professional fees	369,075	327,401
Advertising	101,936	169,328
Other noninterest expense	517,820	339,742

Total noninterest expense	3,547,113	3,283,711

Income before provision for income taxes	986,813	672,399
Provision for income taxes	280,233	208,153

Net income	$706,580	$464,246

Basic earnings per share	$0.24	$0.16
Basic weighted average shares outstanding	2,981,325	2,942,229
Diluted earnings per share	$0.23	$0.16
Diluted weighted average shares outstanding	3,015,524	3,003,440

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Three Months Ended March 31, 2007
(Unaudited)

						Accumulated
						other
	Common stock					comprehensive	Total
	Shares		Treasury	Paid in	Retained	income	stockholders’
	outstanding	Amount	stock	surplus	earnings	(loss), net	equity
Balance, January 1, 2007	2,975,934	$3,060,764	$(1,255,060)	$26,296,512	$13,664,522	$(418,349)	$41,348,389
Change in accounting principles (Note 4)	—	—	—	—	100,000	—	100,000

Adjusted balance at January 1, 2007	2,975,934	3,060,764	(1,255,060)	26,296,512	13,764,522	(418,349)	41,448,389
Comprehensive income:
Net income	—	—	—	—	706,580	—	706,580
Change in fair value of securities available—for—sale, net	—	—	—	—	—	45,989	45,989

Total comprehensive income							752,569
Dividends declared ($0.06 per share)	—	—	—	—	(179,288)	—	(179,288)
Exercise of stock options, including tax benefits	12,202	12,202	—	(1,225)	—	—	10,977

Balance, March 31, 2007	2,988,136	$3,072,966	$(1,255,060)	$26,295,287	$14,291,814	$(372,360)	$42,032,647

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$706,580	$464,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,251	243,976
Provision for loan losses	136,250	236,006
Deferred tax (benefit) expense	(81,727)	29,284
Amortization and accretion on securities, net	27,157	21,394
Director fees, paid in common stock	—	60,330
Gain on sale of nonmarketable equity securities	(1,800)	—
Loss on other real estate owned	27,155	—
Loss on disposal of premises and equipment	—	10,229
Net increase in other assets	(116,563)	(1,005,212)
Net decrease in other liabilities	(135,129)	(101,435)

Net cash provided (used) by operating activities	798,174	(41,182)

Cash flows from investing activities:
Purchases of securities available-for-sale	(504,844)	(3,461,635)
Proceeds from maturities and paydowns of securities available-for-sale	1,434,239	494,119
Purchases of securities held-to-maturity	(2,243,558)	—
Proceeds from maturities and paydowns of securities held-to-maturity	1,267,776	696,402
Net sales of FHLB stock	815,300	686,200
Loan originations, net	(10,013,993)	(8,901,544)
Purchases of premises and equipment	(240,899)	(404,837)
Proceeds from the sale of other real estate owned	272,463	—

Net cash used in investing activities	(9,213,516)	(10,891,295)

Cash flows from financing activities:
Net increase in deposits	43,425,496	33,591,913
Net decrease in federal funds purchased	(20,474,100)	(22,235,600)
Net increase (decrease) in repurchase agreements	168,225	(779,491)
Cash dividends paid	(178,556)	(285,267)
Net proceeds from issuance of common stock	—	1,569,375
Withholding taxes paid relating to stock option exercise	—	(158,814)
Exercise of stock options	10,977	—
Excess tax benefits on exercise of stock options	—	101,389

Net cash provided by financing activities	22,952,042	11,803,505

Net increase in cash and cash equivalents	14,536,700	871,028
Cash and cash equivalents, beginning of period	7,444,684	10,697,528

Cash and cash equivalents, end of period	$21,981,384	$11,568,556

Supplemental information on cash payments:
Interest paid	$4,613,689	$3,050,024
Income taxes paid	62,350	587,748
Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	216,000	266,000

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
March 31, 2007
Note 1 — General
The consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and have not been audited. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which CapitalSouth Bancorp (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 — Comprehensive Income
The primary component of the differences between net income and comprehensive income for the Company is unrealized gains (losses) on available for sale securities. Total comprehensive income for the three months ended March 31, 2007 and 2006, respectively, was as follows:

	Three Months
	Ended March 31,
	2007	2006
Net income	$706,580	$464,246
Change in fair value of securities available-for-sale, net of tax	45,989	(27,162)

Comprehensive income, net of tax	$752,569	$437,084

Note 3 — Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months
	Ended March 31,
	2007	2006
Net income	$706,580	$464,246
Denominator:
Weighted average common shares outstanding	2,981,325	2,942,229
Equivalent shares issuable upon exercise of stock options	34,199	61,211

Diluted shares	3,015,524	3,003,440
Net income per share:
Basic	$0.24	$0.16
Diluted	$0.23	$0.16

Note 4 — Adoption of New Accounting Interpretation
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
The Company adopted the provisions of FIN No. 48, on January 1, 2007. As a result of adoption, the Company reduced its liability for unrecognized tax benefits by $100,000 which was recorded as a direct increase in retained earnings. As of the adoption date, the Company had no unrecognized tax benefits. Also, as of the adoption date, the Company had no accrued interest expense related to unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits, if any, are recognized as a component of income tax expense.
The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions and tax years from 2004 to 2006 remain open to examination by those jurisdictions.
Note 5 — Share Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan there are 119,000 shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.
The following table summarizes stock option activity during the three months ended March 31, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life (years)	value
Outstanding, at January 1, 2007	164,650	$14.24
Granted	—	—
Exercised	(33,500)	11.67		$626,825
Forfeited	(10,500)	16.76

Outstanding, at March 31, 2007	120,650	$14.74	5.52	$409,440

Exercisable, at March 31, 2007	120,650	$14.74	5.52	$409,440
As of March 31, 2007, there was no unrecognized compensation cost related to unvested options, as there were no unvested options.
On January 2, 2007, 1,000 employee stock options were exercised which resulted in 1,000 common shares issued. The intrinsic value of the options was $19,000.
In February 2007, 26,000 employee stock options were exercised using cashless exercises for the share purchase which resulted in 10,366 common shares issued. The intrinsic value of these options was $195,500.
On March 16, 2007, 6,500 employee stock options were exercised using cashless exercises for the share purchase which resulted in 1,790 common shares issued. The intrinsic value of these options was $32,325.
Note 6 — Pending Acquisition of Monticello Bancshares, Inc.
On March 1, 2007, the Company announced the signing of a definitive agreement to acquire Monticello Banshares, Inc. (Monticello) in a stock, cash, and debt transaction. Monticello is the holding company for Monticello Bank, a federally chartered savings bank with two locations in Jacksonville, Florida and a wholesale mortgage operation based in Fitzgerald, Georgia. The mortgage operation originates and sells in the secondary market prime conventional residential mortgage loans in Florida, Georgia, North Carolina and South Carolina.
Terms of the agreement call for Monticello stockholders to receive 1,047,619 shares of CapitalSouth common stock, $14 million in cash and $8 million in debt in exchange for all of Monticello’s outstanding common stock. The transaction, which is subject to regulatory approvals by the Federal Reserve Board and the Alabama State Banking Department, as well as approval by the stockholders of both companies, is expected to close in the third quarter of 2007.
Note 7 — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no material effect on its consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. For an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principals Board (APB) Opinion No. 12, Omnibus Opinion — 1967 based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of this EITF will have on its consolidated financial statements.
In September 2006, the FASB ratified EITF 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted this EITF with no material effect to its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial statements.
In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provisions of the statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Company is currently assessing whether it will elect to use the fair value option for any of its eligible items. Accordingly, the Company has not yet determined the impact of adoption on its consolidated balance sheets or statements of income.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
See pages 1 through 7.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006.
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
These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions, governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits and loan demand and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the costs of evaluating possible acquisitions and the risks inherent in integrating acquisitions; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in CapitalSouth’s market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to CapitalSouth are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank, the Company’s subsidiary, is an Alabama banking corporation and a member of the Federal Reserve System. It has been in continuous operation since 1975. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates nine full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Company also operates a commercial loan production office in Atlanta, Georgia through CapitalSouth Bank. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano”.
On March 1, 2007 we announced the signing of a definitive merger agreement with Monticello Bancshares. Monticello, through its federally chartered savings bank, Monticello Bank, operates two banking offices in Jacksonville, Florida. These offices compliment our existing branch location in Jacksonville. Monticello also operates a wholesale mortgage operation based in Fitzgerald, Georgia. The mortgage operation originates and sells in the secondary market prime conventional residential mortgage loans in Florida, Georgia, North Carolina and South Carolina. Monticello had approximately $228 million in total assets as of December 31, 2006, a loan portfolio of $206 million and total deposits of $156 million.
On March 12, 2007 we received approval from the Federal Reserve Bank to close our Hoover, Alabama banking office. The operations of this office will be consolidated into our office located on West Valley Avenue in Homewood, Alabama on or about July 1, 2007.

Overview
As of March 31, 2007, we had total consolidated assets of $505,558,000, an increase of 4.9% over the $481,989,000 reported at December 31, 2006. Total loans were $384,708,000 as of March 31, 2007, a $9,800,000, or 2.6%, increase over the $374,908,000 at December 31, 2006. Total deposits were $444,722,000 at March 31, 2007, a $43,425,000, or 10.8% increase over the $401,297,000 at December 31, 2006. Stockholders’ equity of $42,033,000 at March 31, 2007 represented an increase of $685,000, or 1.7% over stockholders’ equity of $41,348,000 at December 31, 2006.
Net income for the quarter ended March 31, 2007 was $707,000, an increase of $243,000 compared to $464,000 for the quarter ended March 31, 2006. Diluted earnings per share were $.23 for the three months ended March 31 2007, compared to $.16 for the same period in 2006.
Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties and are susceptible to change. If different conditions exist or occur, depending upon the magnitude of the changes, our actual financial condition and financial results could differ significantly.
For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies and Estimates” on page 30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $78,838,000 at March 31, 2007 and $78,747,000 at December 31, 2006. During the first three months of 2007, one municipal bond with a purchase cost of $505,000 was placed in the available-for-sale portfolio. Purchases of four municipal bonds with an aggregate purchase cost of $2,244,000 were placed in the held-to-maturity portfolio. Two municipal bonds in the held-to-maturity portfolio with a book value of $543,000 were pre-refunded in the first quarter of 2007 and one government agency bond in the available-for-sale portfolio with a book value of $1,000,000 matured during the quarter. The remaining change in the overall balance of the portfolio was primarily due to scheduled paydowns.
The following table shows the amortized cost of our securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
March 31, 2007

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years
U. S. Government agency securities	$5,118,345	$24,975,286	$8,529,825	$—
Mortgage-backed securities	—	7,378,772	4,912,802	3,774,394
Collateralized mortgage obligations	—	—	3,046,588	4,524,209
Municipal securities	2,735,492	2,083,764	3,585,125	4,589,508
Corporate securities	—	3,123,347	1,026,614	—

Total	$7,853,837	$37,561,169	$21,100,954	$12,888,111

Tax equivalent yield	4.73%	4.25%	5.02%	4.44%

All securities held are traded in liquid markets. As of March 31, 2007, we owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of our stockholders’ equity. As of March 31, 2007, the book value and fair value of the securities from each of these issuers are as follows:

	Book Value	Fair Value
	(Dollar amounts in thousands)
Federal National Mortgage Association	$20,801	$19,976
Federal Home Loan Mortgage Corporation	22,761	22,406
Federal Home Loan Bank	17,698	17,641
At March 31, 2007, we had $14,958,000 in federal funds sold compared with $81,000 in federal funds sold at December 31, 2006. This increase is attributable to a portion of the excess funds generated from deposit growth being invested in federal funds sold based on our liquidity needs.
Loans
Total loans were $384,708,000 at March 31, 2007, an increase of $9,800,000, or 2.6%, over total loans of $374,908,000 at December 31, 2006. Growth in real estate construction and development loans during the first three months of 2007 accounted for all of the loan growth during this period as the other categories of loans decreased slightly. Real estate construction and development loans increased $12,764,000, or 10.2% for the three month period since December 31, 2006. Real estate construction and development loans represent 36.0% of the loan portfolio, real estate mortgage loans comprise 45.9%, and commercial, industrial, and agricultural loans are 17.1% of the total.
Asset Quality
The allowance for loan losses is established and maintained at levels management deems adequate to absorb anticipated credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, we review the quality of, and risks in, loans in the portfolio. We also consider such factors as:
•	specific known risks;

•	our loan loss experience;

•	adverse situations that may affect a borrower’s ability to repay;

•	the status and amount of past due and nonperforming loans;

•	underlying estimated values of collateral securing loans;

•	current and anticipated economic conditions; and

•	other factors which management believes affect the allowance for loan losses.
An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary bank’s board of directors on a monthly basis. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance by an individual independent of the lending function. We have outsourced loan review of loans in excess of $3 million to an experienced loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors have materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is determined based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance directly affect our earnings.
While it is our policy to charge-off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
Analysis of Changes in Allowance for Loan Losses

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$4,329	$3,856	$3,856
Provision for loan losses	136	236	621

Sub-total	4,465	4,092	4,477

Charged-off loans:
Real estate loans	0	0	113
Installment loans	13	55	67
Commercial loans	1	12	67

Total charged-off	14	67	247

Recoveries of charged-off loans
Real estate loans	1	7	14
Installment loans	13	13	50
Commercial loans	2	3	35

Total recoveries	16	23	99

Net charge-offs (recoveries)	-2	44	148

Allowance for loan losses — end of period	$4,467	$4,048	$4,329

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.00%	0.05%	0.04%
Provision for loan losses (annualized)	0.15	0.29	0.18
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	March 31, 2007		March 31, 2006		December 31, 2006
		Percent of		Percent of		Percent of
		loans		loans		loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans
	(Dollar amounts in thousands)
Commercial loans	$874	17.1%	$717	14.5%	$935	18.0%
Real estate-construction	1,469	36.0	1,023	28.2	1,331	33.5
Real estate-mortgage	1,997	45.9	2,050	55.3	2,008	47.3
Installment	125	1.0	117	2.0	53	1.2
Unallocated	2	—	141	—	2	—

Total	$4,467	100.0%	$4,048	100.0%	$4,329	100.0%

Deposits and Other Borrowings
Total deposits increased by 10.8% from year-end 2006 to the end of the first quarter 2007 due to our continued focused marketing to develop our core deposit base. We believe our deposits will continue to increase in 2007 as a result of our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $6,827,000 as of March 31, 2007, compared to $27,133,000 at December 31, 2006. Our strong growth in core deposits has allowed us to reduce our reliance on these sources of funds.
The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of March 31, 2007:

Borrow Date	Principal	Term	Rate	Maturity
10/1/1998	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	$3,000,000	7 years	4.58%	3/25/2013

			4.76%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”
Subordinated Debentures
The Company wholly owns two Delaware statutory trusts, Financial Investors Statutory Trust I and Financial Investors Statutory Trust II. These unconsolidated subsidiaries issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of March 31, 2007, $7,500,000 of the notes payable to the trusts were classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe the Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities does not adversely affect our regulatory capital and the Company’s and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At March 31, 2007, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $68.0 million. Additionally, we had available to us through our subsidiary bank $5.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary bank had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $56.3 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
To finance our continued growth and planned expansion activities, we issued a total of 690,000 shares of common stock in an initial public offering that closed in December 2005, including the exercise of the underwriter’s over-allotment option in January 2006. The sale of our common stock in the initial public offering provided immediate liquidity. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The proceeds from the offering were applied to the repayment of $3.0 million in debt, with an additional $5.0 million injected into the capital at CapitalSouth Bank to support continued growth of our lending activities, and continued growth and expansion of our current markets, with the remaining proceeds held at the holding company for general corporate purposes and expansion efforts. We anticipate using $4.0 million in the Monticello acquisition.
The following table reflects the contractual maturities of our term liabilities as of March 31, 2007. The amounts shown do not reflect any early withdrawal or prepayment assumptions.
Contractual Obligations

		One	Over one	Over three	More
		year or	to three	to five	than five
	Total	less	years	years	years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$217,676	$203,912	$9,780	$3,984	$—
Federal funds purchased and securities sold under agreement to repurchase	827	827	—	—	—
FHLB borrowings	6,000	—	3,000	—	3,000
Operating lease obligations	532	222	212	98	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$232,768	$204,961	$12,992	$4,082	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,500,000 that may be redeemed after September 15, 2010.

Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank. Capital Bank was merged into CapitalSouth Bank effective November 3, 2006 and, therefore, no longer has capital ratios.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth	Capital
	Capitalized	Capitalized	Bancorp	Bank	Bank
March 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.9%	10.7%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.0	11.8	N/A
Tier 1 capital to average assets	5.0	4.0	10.0	8.9	N/A

December 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.2	11.9	N/A
Tier 1 capital to average assets	5.0	4.0	10.2	9.1	N/A

March 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.4%	11.4%	16.5%
Total capital to risk adjusted assets	10.0	8.0	14.6	12.6	17.7
Tier 1 capital to average assets	5.0	4.0	10.7	9.1	13.9
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2007 is as follows:

Commitments to extend credit	$86,047
Standby letters of credit	698
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
Results of Operations
Net Interest Income
For the three months ended March 31, 2007, net interest income increased by $323,000, or 9.0%, to $3,953,000, compared to $3,630,000 for the same period a year ago.
Total interest income for the first quarter 2007 was $8,680,000, up $1,831,000, or 26.7% compared to the same quarter last year. The increase in interest income is the result of growth in average earning assets of 16.1% and the increase in yields on average earning assets from 6.94% for the quarter ended March 31, 2006 compared to 7.61% for the quarter ended March 31, 2007. The average yield on investment securities increased from 4.06% for the quarter ended March 31, 2006 compared to 4.64% for the quarter ended March 31, 2007 as a result of securities maturing at low rates, and being replaced with securities paying higher rates. Purchases of tax-free municipal securities have also contributed to higher net interest income computed on a fully tax-equivalent basis. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the first quarter 2007 was 8.25% compared to 7.43% for the same period in 2006.
Total interest expense was $4,726,000 for the first quarter of 2007, or a 46.9% increase as compared to the same period in 2006. This increase in interest expense is due in part to a 24.3% increase in average interest bearing deposits, offset by a decline in other borrowed funds. An increase in the average rate paid on interest bearing deposits from 3.68% in the first quarter 2006 to 4.83% in the first quarter 2007, also contributed to the increase in interest expense.
Net interest margin was favorably impacted by the 14.2% growth in non-interest bearing demand deposits for the quarter ended March 31, 2007 compared to the same period in 2006. These deposits, along with other noninterest-bearing sources of funds, contributed 0.80% to the Company’s net interest margin for the three month period ended March 31, 2007. This contribution to the net interest margin increased over the same period in 2006 by 16 basis points.

	CAPITALSOUTH BANCORP AND SUBSIDIARIES
	Average Balance Sheet
	and Net Interest Analysis on a Fully Tax-Equivalent Basis for
	the Three Months Ended March 31, 2007 and 2006
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$378,147	$7,727	8.29%	$331,941	$6,168	7.54%
Investment securities(1)	79,712	912	4.64	66,701	667	4.06
Other earning assets	9,013	121	5.44	3,494	50	5.80

Total earning assets	466,872	8,760	7.61	402,136	6,885	6.94

Other assets	24,253			24,827

Total assets	491,125			426,963

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	149,169	1,646	4.48	97,611	728	3.02
Savings deposits	3,360	3	0.36	3,811	3	0.32
Time deposits < $100,000	186,613	2,375	5.16	165,534	1,678	4.11
Time deposits > $100,000	26,162	324	5.02	25,748	242	3.81
State of Alabama time deposits	6,030	75	5.04	5,983	61	4.13
Federal funds purchased	4,399	61	5.62	10,264	125	4.94
FHLB advances	6,000	88	5.95	8,133	125	6.23
Repurchase agreements	834	3	1.46	11,103	115	4.20
Subordinated debentures	7,733	151	7.92	7,733	140	7.34

Total interest-bearing liabilities	390,300	4,726	4.91	335,920	3,217	3.88

Net interest spread		$4,034	2.70		$3,668	3.06

Noninterest-bearing demand deposits	55,039			48,178
Accrued expenses and other liabilities	3,832			3,977
Stockholders’ equity	42,434			39,451
Unrealized gain (loss) on securities	(480)			(563)

Total liabilities and stockholders’ equity	$491,125			$426,963

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.80			0.64

Net interest margin			3.50%			3.70%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Change in Interest Income and Expenses on a Tax-Equivalent Basis
For the Three Months Ended March 31,

	2007 Compared to 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$944	$615	$1,559
Investment securities	149	96	245
Other earning assets	74	(3)	71

Total earning assets	1,167	708	1,875

Interest-bearing liabilities
NOW and money market accounts	569	349	918
Savings deposits	—	—	—
Time deposits < $100k	268	429	697
Time deposits > $100k	5	77	82
State of Alabama time deposits	1	13	14
Federal funds purchased	(81)	17	(64)
FHLB advances	(31)	(6)	(37)
Repurchase agreements	(37)	(75)	(112)
Other borrowings	—	11	11

Total interest-bearing liabilities	694	815	1,509

Increase (decrease) in net interest income	$473	$(107)	$366

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended March 31, 2007 was $136,000 compared to $236,000 in the same period of 2006. Net recoveries for the first quarter of 2007 were $2,000, compared to net charge-offs of $44,000 for the same period in 2006. Annualized net recoveries as a percentage of average loans were nil for the three months ended March 31, 2007, compared to net charge-offs of 0.05% for the same period in 2006.
The decrease in our provision for loan losses for the three month period ended March 31, 2007 relative to the same period in 2006 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the levels of past due, loans charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased $47.9 million from March 31, 2006 to the same date in 2007. We continue to experience loan growth in 2007 and therefore anticipate our provision for loan losses will increase to provide an adequate allowance for loan losses related to this growth in our loan portfolio. Additionally, as our newer markets become more mature, we anticipate the level of charge-offs will increase and become more in line with our established markets.
Noninterest Income
Noninterest income totaled $717,000 for the first quarter of 2007, an increase of $156,000, or 27.8% for the same period in 2006. The following table presents the primary components of noninterest income for the three months ended March 31, 2007 and 2006.

Noninterest Income

	Three Months Ended March 31,
		Percent
	2007	Change	2006
	(Dollar amounts in thousands)
Service charges on deposit accounts	$300	17.2%	$256
Investment banking income, net	162	125.0	72
Business Capital Group loan income	179	35.6	132
Other income	76	-24.8	101

Total noninterest income	$717	27.8%	$561

Total service charges, including non-sufficient funds fees, were $300,000 for the first quarter of 2007, an increase of $44,000, or 17.2%, from the same period in 2006. The increase is primarily related to the growth in our core transaction deposit accounts and the continued effect of changes to our fee schedule. At the end of the first quarter of 2007, we had 7,448 transaction accounts compared with 6,752 transaction accounts at the end of the first quarter 2006. We anticipate this growth will continue due to the expansion of our banking offices in 2006 and the focus on marketing core deposits.
The increase in investment banking income of $90,000, or 125.0%, is primarily attributable to an underwriting fee for a municipal bond deal in the first quarter of 2007.
Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the 35.6% increase in income for the first three months of 2007 compared to the same period in 2006 is partially due to projects closing earlier in the year in 2007 compared to 2006 and some projects from the prior year being delayed in closing until 2007. Prior years sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.
The decrease in other income for the three months ended March 31, 2007 compared with the same period in 2006 was primarily attributable to a decrease in merchant fees.
Noninterest Expense
Noninterest expense for the first quarter of 2007 increased $264,000, or 8.0%, to $3,547,000 compared to $3,283,000 for the same period in 2006. The period increases are primarily due to increases in expenses as a result of growth within our core banking markets. The following table presents the primary components of noninterest expense for the three month periods ended March 31, 2007 and 2006.

Noninterest Expense

	Three Months Ended March 31,
		Percent
	2007	Change	2006
	(Dollar amounts in thousands)
Salaries and benefits	$2,005	4.0%	$1,927
Occupancy and equipment expense	553	6.1	521
Professional fees	369	12.8	327
Advertising and marketing	102	-39.6	169
Other expense	518	52.8	339

Total noninterest expense	$3,547	8.0%	$3,283

The $78,000, or 4.0%, increase in salaries and benefits for the three months ended March 31, 2007, compared to the same period in 2006, is primarily attributable to an increase in benefit costs and severance payments related to staff reductions made in February 2007. Offsetting these increases were lower commission and incentive payments made during the first quarter of 2007 compared to the same period in 2006. At March 31, 2007, we had 104 full time equivalent employees compared to 130 at March 31, 2006.
Our occupancy and equipment expense increased for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to increased maintenance and repairs and decreased rental income.
The increase in professional fees for the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of consulting fees in association with the underwriting of a municipal bond deal during the first quarter of 2007.
Our advertising and marketing expenses decreased for the three month period ended March 31, 2007 compared with the same periods in 2006. Our advertising expense was higher in the first quarter of 2006 as a result of grand opening promotions for our new offices in Jacksonville, Florida, and Montgomery, Alabama.
The increase in other expenses for the three month period ended March 31, 2007, compared to the same period in 2006, was primarily the result of a par call of one of our economic hedge instruments during the first quarter of 2006 which resulted in lower other expenses in 2006. Losses on disposal of other real estate and higher employee recruitment expenses also contributed to the increase in other expenses in 2007.
Income Taxes
We recorded a provision for income taxes of $280,000 for the first quarter 2007, compared to $208,000 for the same period in 2006. Our effective tax rates for the three months ended March 31, 2007 and 2006 were 28.4% and 31.0%, respectively. Our primary permanent differences relate to tax-free income and share based compensation expense. The decrease in our effective tax rate for the three months ended March 31, 2007, compared to the same period in 2006, was the result of an immaterial correction in the amount of approximately $26,000, which reduced tax expense during the first quarter 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is one of the most significant market risks affecting CapitalSouth Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to changes in market interest rates that could adversely affect our net interest income or market value of equity. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the boards of directors of our subsidiary bank, and carried out by the Asset/Liability Committee. The Committee’s objectives are to manage exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon while, at the same time, ensuring a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for the repricing characteristics of new business flow, pricing of deposit products, and investment security purchase and sale strategies.
Our primary measurement of interest rate risk consists of projections of earnings at risk, which is determined through computerized modeling. The modeling assumes a static balance sheet and incorporates the balances, rates, maturities and repricing characteristics of our subsidiary bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is first computed under the model assuming no change in market interest rates. These results are then compared to the results of other interest rate scenarios where interest rates are moved (shocked) up and down 100 and 200 basis points (BP). Time horizons of 6 months, 1 year, 2 years, and 5 years are analyzed. The impact of embedded options in products such as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. We compare the changes in net interest income in the shock-up and shock-down scenarios to the net interest income in an unchanged rate scenario. The Asset/Liability Committee utilizes the results of this modeling (shock modeling) to quantify the estimated exposure of net interest income to changes in market interest rates.
The results of the March 31, 2007 shock modeling suggest a modest exposure in the level of net interest income if rates decrease by 100 BP. The static shock model scenarios considered changes of up and down 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the mortgage-backed securities portfolios in the varying interest rate environments.
Income Sensitivity Summary
As of March 31, 2007

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
	(Dollar amounts in thousands)
Net interest income	$16,304	$16,001	$16,034	$16,637	$17,209
$ change net interest income	270	(33)		604	1,175
% change net interest income	1.69%	-0.20%		3.77%	7.33%
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
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, refer to Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006. The description of legal proceedings in such Annual Report on Form 10-K remains accurate as of the end of the period covered by this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
On March 1, 2007 CapitalSouth Bancorp announced the signing of a definitive merger agreement with Monticello Bancshares. Monticello, through its federally chartered savings bank, Monticello Bank, operates two banking offices in Jacksonville, Florida. These offices compliment our existing branch location in Jacksonville. Monticello also operates a wholesale mortgage operation based in Fitzgerald, Georgia. The mortgage operation originates and sells in the secondary market prime conventional residential mortgage loans in Florida, Georgia, North Carolina and South Carolina. Monticello had approximately $228 million in total assets as of December 31, 2006, a loan portfolio of $206 million and total deposits of $156 million.
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

CAPITALSOUTH BANCORP
May 15, 2007	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

May 15, 2007	By:	/s/ Carol W. Marsh
Carol W. Marsh
Chief Financial Officer