Form 10-Q
period 2007-06-30
CapitalSouth Bancorp
filed 2007-08-14
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51660
CAPITALSOUTH BANCORP
(Exact name of registrant as specified in its charter)

Delaware	63-1026645
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2340 Woodcrest Place, Suite 200 Birmingham, Alabama	35209
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $1.00 par value per share	2,998,300 shares

CAPITALSOUTH BANCORP

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$6,874,632	$7,363,524
Federal funds sold	50,820	81,160
Securities available–for–sale	45,085,094	46,917,794
Securities held–to–maturity, fair values of $30,579,249 and $31,073,481 at June 30, 2007 and December 31, 2006, respectively	31,670,664	31,828,892
Federal Home Loan Bank stock	2,238,800	2,045,100
Federal Reserve Bank stock	905,450	905,450
Loans	405,522,860	374,907,620
Allowance for loan losses	(4,708,777)	(4,328,629)

Net loans	400,814,083	370,578,991
Premises and equipment, net	11,300,642	10,648,699
Bank–owned life insurance	4,643,449	4,556,413
Other assets	7,463,535	7,062,840

Total assets	$511,047,169	$481,988,863

Liabilities and Stockholders’ Equity

Deposits:
Interest–bearing	$366,244,545	$348,561,420
Noninterest–bearing	59,416,947	52,735,182

Total deposits	425,661,492	401,296,602
Federal funds purchased	24,496,400	20,474,100
Borrowed funds	6,000,000	6,000,000
Repurchase agreements	724,200	658,933
Subordinated debentures	7,733,000	7,733,000
Other liabilities	3,775,012	4,477,839

Total liabilities	468,390,104	440,640,474

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at June 30, 2007 and December 31, 2006; issued 3,083,130 and 3,060,764 shares at June 30, 2007 and December 31, 2006, respectively; outstanding 2,998,300 and 2,975,934 shares at June 30, 2007 and December 31, 2006, respectively	3,083,130	3,060,764
Treasury stock, at cost, 84,830 shares at June 30, 2007 and December 31, 2006	(1,255,060)	(1,255,060)
Paid–in surplus	26,484,698	26,296,512
Retained earnings	14,993,582	13,664,522
Accumulated other comprehensive loss, net	(649,285)	(418,349)

Total stockholders’ equity	42,657,065	41,348,389

Total liabilities and stockholders’ equity	$511,047,169	$481,988,863

See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$8,166,995	$6,818,665	$15,874,809	$12,981,200
Interest on securities	836,361	639,381	1,687,569	1,275,948
Interest on other earning assets	72,578	149,275	193,235	199,071

Total interest income	9,075,934	7,607,321	17,755,613	14,456,219

Interest expense:
Interest on deposits	4,489,096	3,266,106	8,912,288	5,979,140
Interest on debt	336,336	366,555	639,312	871,775

Total interest expense	4,825,432	3,632,661	9,551,600	6,850,915

Net interest income	4,250,502	3,974,660	8,204,013	7,605,304
Provision for loan losses	225,378	104,450	361,628	340,456

Net interest income after provision for loan losses	4,025,124	3,870,210	7,842,385	7,264,848

Noninterest income:
Service charges on deposits	316,513	270,538	616,194	526,661
Investment banking income, net	38,822	21,860	201,261	94,102
Business Capital Group loan income	408,143	5,582	586,982	137,774
Bank–owned life insurance	43,518	41,070	87,036	83,418
Gain on sale of nonmarketable equity securities	—	1,054,832	—	1,054,832
Other noninterest income	47,378	40,673	81,366	99,241

Total noninterest income	854,374	1,434,555	1,572,839	1,996,028

Noninterest expense:
Salaries and employee benefits	2,011,280	2,062,819	4,016,410	3,989,291
Occupancy and equipment expense	535,169	557,876	1,088,321	1,078,644
Professional fees	373,713	363,533	742,788	690,934
Advertising	42,004	172,216	143,940	341,544
Other noninterest expense	525,714	540,559	1,045,334	880,302

Total noninterest expense	3,487,880	3,697,003	7,036,793	6,980,715

Income before provision for income taxes	1,391,618	1,607,762	2,378,431	2,280,161
Provision for income taxes	494,961	614,136	775,194	822,289

Net income	$896,657	$993,626	$1,603,237	$1,457,872

Basic earnings per share	$0.30	$0.34	$0.54	$0.49
Basic weighted average shares outstanding	2,992,990	2,963,945	2,987,190	2,953,147
Diluted earnings per share	$0.30	$0.33	$0.53	$0.48
Diluted weighted average shares outstanding	3,010,659	3,024,187	3,013,124	3,014,283
See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Six Months Ended June 30, 2007
(Unaudited)

						Accumulated
						other
	Common stock					comprehensive	Total
	Shares		Treasury	Paid–in	Retained	income	stockholders’
	outstanding	Amount	stock	surplus	earnings	(loss), net	equity
Balance, January 1, 2007	2,975,934	$3,060,764	$(1,255,060)	$26,296,512	$13,664,522	$(418,349)	$41,348,389
Change in accounting principle (Note 4)	—	—	—	—	100,000	—	100,000

Adjusted balance at January 1, 2007	2,975,934	3,060,764	(1,255,060)	26,296,512	13,764,522	(418,349)	41,448,389
Comprehensive income:
Net income	—	—	—	—	1,603,237	—	1,603,237
Change in fair value of securities available–for–sale, net	—	—	—	—	—	(230,936)	(230,936)

Total comprehensive income							1,372,301
Dividends declared ($0.125 per share)	—	—	—	—	(374,177)	—	(374,177)
Common stock issued for director fees	7,195	7,195	—	113,831	—	—	121,026
Exercise of stock options, including tax benefits	15,171	15,171	—	263	—	—	15,434
Share based compensation	—	—	—	74,092	—	—	74,092

Balance, June 30, 2007	2,998,300	$3,083,130	$(1,255,060)	$26,484,698	$14,993,582	$(649,285)	$42,657,065

See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,603,237	$1,457,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	465,007	491,703
Provision for loan losses	361,628	340,456
Deferred tax (benefit) expense	(178,690)	86,470
Amortization and accretion on securities, net	56,452	57,378
Director fees, paid in common stock	121,026	133,151
Share based compensation	74,092	170,200
Gain on sale of nonmarketable equity securities	—	(1,054,832)
Loss on other real estate owned	27,155	2,243
Loss on disposal of premises and equipment	—	19,201
Net increase in other assets	(265,232)	(282,709)
Net decrease in other liabilities	(619,160)	(610,579)

Net cash provided by operating activities	1,645,515	810,554

Cash flows from investing activities:
Purchases of securities available-for-sale	(504,844)	(3,461,635)
Proceeds from maturities and paydowns of securities available-for-sale	1,936,124	1,175,871
Purchases of securities held-to-maturity	(2,243,558)	—
Proceeds from maturities, calls and paydowns of securities held-to-maturity	2,388,391	1,257,225
Purchases of nonmarketable equity securities	—	(448,776)
Proceeds from sales of nonmarketable equity securities	—	2,003,608
Purchases of FHLB stock	(2,382,500)	(1,606,000)
Sales of FHLB stock	2,188,800	2,506,100
Purchase of Federal Reserve Bank stock	—	(152,950)
Loan originations, net	(30,812,720)	(22,502,922)
Purchases of premises and equipment	(1,116,950)	(787,734)
Proceeds from the sale of premises and equipment	—	308,529
Proceeds from the sale of other real estate owned	272,463	585,000

Net cash used in investing activities	(30,274,794)	(21,123,684)

Cash flows from financing activities:
Net increase in deposits	24,364,890	48,938,047
Net increase (decrease) in federal funds purchased	4,022,300	(25,430,900)
Net increase (decrease) in repurchase agreements	65,267	(836,117)
Cash dividends paid	(357,844)	(285,267)
Net proceeds from issuance of common stock	—	1,569,375
Withholding taxes paid relating to stock option exercise	—	(158,835)
Exercise of stock options	15,434	—
Excess tax benefits on exercise of stock options	—	101,389

Net cash provided by financing activities	28,110,047	23,897,692

Net (decrease) increase in cash and cash equivalents	(519,232)	3,584,562
Cash and cash equivalents, beginning of period	7,444,684	10,697,528

Cash and cash equivalents, end of period	$6,925,452	$14,282,090

Supplemental information on cash payments:
Interest paid	$9,703,824	$6,831,070
Income taxes paid	789,850	650,748

Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	216,000	918,500
See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
Note 1 – General
The condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X and have not been audited. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which CapitalSouth Bancorp (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 – Comprehensive Income
The primary component of the differences between net income and comprehensive income for the Company is unrealized gains (losses) on available for sale securities. Total comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$896,657	$993,626	$1,603,237	$1,457,872
Change in fair value of securities available-for-sale, net of tax	(276,925)	(199,188)	(230,936)	(226,350)

Comprehensive income, net of tax	$619,732	$794,438	$1,372,301	$1,231,522

Note 3 – Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$896,657	$993,626	$1,603,237	$1,457,872

Denominator:
Weighted average common shares outstanding	2,992,990	2,963,945	2,987,190	2,953,147
Equivalent shares issuable upon exercise of stock options	17,669	60,242	25,934	61,136

Diluted weighted average common shares outstanding	3,010,659	3,024,187	3,013,124	3,014,283

Net income per share:
Basic	$0.30	$0.34	$0.54	$0.49

Diluted	$0.30	$0.33	$0.53	$0.48

18,000 stock options granted in 2006 are excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 because the impact would be anti-dilutive.

Note 4 – Adoption of New Accounting Interpretation
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of adoption, the Company reduced its liability for unrecognized tax benefits by $100,000 which was recorded as a direct increase in retained earnings. As of the adoption date, the Company had no unrecognized tax benefits. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next twelve months. Also, as of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. As of June 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN No. 48. Interest and penalties related to unrecognized tax benefits, if any, are recognized as a component of income tax expense.
The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions, principally Alabama, and tax years from 2004 to 2006 remain open to examination by those jurisdictions.
Note 5 — Share-Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan, there are 76,500 shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model with the following assumptions. The weighted-average grant-date fair value of stock options granted to Company employees during the six months ended June 30, 2007 was $5.23. During the six months ended June 30, 2007 there were 42,500 options granted at an exercise price of $16.20 per share. These options were all granted during the three months ended June 30, 2007.

Six Months
Ended
June 30, 2007
Risk-free interest rate	5.15%
Expected stock price volatility	16.32
Dividend yield	1.31
Expected life of options	10 years

The following table summarizes stock option activity during the six months ended June 30, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life (years)	value
Outstanding, at January 1, 2007	164,650	$14.24
Granted	42,500	16.20
Exercised	(40,000)	11.39		$282,305
Forfeited	(11,250)	16.60

Outstanding, at June 30, 2007	155,900	$15.34	6.73	$229,046

Exercisable, at June 30, 2007	127,560	$15.15	6.01	$227,912

As of June 30, 2007, the total unrecognized compensation cost related to unvested options not yet expensed was $148,183. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.13 years.
Year-to-date June 30, 2007, 40,000 employee stock options were exercised which resulted in 16,125 common shares issued. The intrinsic value of the options was $282,305.
Note 6 – Pending Acquisition of Monticello Bancshares, Inc.
On March 1, 2007, the Company announced the signing of a definitive agreement to acquire Monticello Bancshares, Inc. (Monticello) in a stock, cash, and debt transaction. Monticello is the holding company for Monticello Bank, a federally chartered savings bank with two locations in Jacksonville, Florida and a wholesale mortgage operation based in Fitzgerald, Georgia. The mortgage operation originates and sells in the secondary market primarily prime conventional residential mortgage loans in Florida, Georgia, North Carolina and South Carolina.
Terms of the agreement call for Monticello stockholders to receive 1,047,619 shares of CapitalSouth common stock, $14 million in cash and $8 million in debt in exchange for all of Monticello’s outstanding common stock. The transaction, which was approved by the Federal Reserve Board of Governors on June 29, 2007 and is subject to approval by the Alabama State Banking Department and the stockholders of CapitalSouth and shareholders of Monticello, is expected to close in the third quarter of 2007.
Note 7 – Recent Accounting Pronouncements
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
In September 2006, the FASB ratified EITF 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. This issue addresses how an entity should determine the amount that could be realized under the insurance contract at the balance sheet date in applying FTB 85-4 and if the determination should be on an individual or group policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted this EITF with no material effect to its consolidated financial statements.
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
In March 2007, the FASB ratified EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact EITF No. 06-10 may have on its consolidated financial statements.
In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of divided or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact EITF No. 06-11 may have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and June 30, 2006.
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
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank, the Company’s subsidiary, is an Alabama banking corporation and a member of the Federal Reserve System. It has been in continuous operation since 1975. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates eight full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Company also operates a commercial loan production office in Atlanta, Georgia through CapitalSouth Bank. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano”.
On June 29, 2007, the Company received approval from the Federal Reserve Board of Governors for its application to acquire and merge with Monticello Bancshares.
On June 29, 2007 CapitalSouth Bank closed its Hoover, Alabama banking office. The operations of this office were consolidated into the office located on West Valley Avenue in Homewood, Alabama on July 2, 2007.
Overview
As of June 30, 2007, the Company had total consolidated assets of $511,047,000, an increase of 6.0% over the $481,989,000 reported at December 31, 2006. Total loans were $405,523,000 as of June 30, 2007, a $30,615,000, or 8.2%, increase over the $374,908,000 at December 31, 2006. Total deposits were $425,662,000 at June 30, 2007, a $24,365,000, or 6.1% increase over the $401,297,000 at December 31, 2006. Stockholders’ equity of $42,657,000 at June 30, 2007 represented an increase of $1,309,000, or 3.2% over stockholders’ equity of $41,348,000 at December 31, 2006.

Net income for the quarter ended June 30, 2007 was $897,000, a decrease of $97,000 compared to $994,000 for the quarter ended June 30, 2006. Net income for the second quarter of 2006 included a gain of $1,055,000, equivalent to $666,000, or $0.22 per diluted share after tax, on the sale of the Company’s investment in Consumer National Bank in Jackson, Mississippi, in connection with its acquisition by another bank. Diluted earnings per share were $.30 for the three months ended June 30 2007, compared to $.33 for the same period in 2006.
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
Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $76,756,000 at June 30, 2007 and $78,747,000 at December 31, 2006. During the first six months of 2007, one FHLB One-Time Call bond with a purchase cost of $505,000 was placed in the available-for-sale portfolio. Purchases of four municipal bonds with an aggregate purchase cost of $2,244,000 were placed in the held-to-maturity portfolio. Municipal bonds in the held-to-maturity portfolio with a book value of $798,000 were pre-refunded in the six months ended June 30, 2007 and one government agency bond in the available-for-sale portfolio with a book value of $1,000,000 and one municipal bond in the held-to-maturity portfolio with a book value of $235,000 matured during the quarter. The remaining change in the overall balance of the portfolio was primarily due to scheduled paydowns.
The following table shows the amortized cost of the Company’s securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
June 30, 2007

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years	Total
U. S. Government agency securities	$6,118,821	$23,978,032	$8,526,286	$—	$38,623,139
Mortgage-backed securities	—	6,979,841	4,537,704	3,637,958	15,155,503
Collateralized mortgage obligations	—	—	2,953,107	4,374,756	7,327,863
Municipal securities	2,500,198	2,075,533	4,244,870	3,681,096	12,501,697
Corporate securities	—	3,116,712	1,025,563	—	4,142,275

Total	$8,619,019	$36,150,118	$21,287,530	$11,693,810	$77,750,477

Tax equivalent yield	4.55%	4.28%	4.98%	4.36%

All securities held are traded in liquid markets. As of June 30, 2007, the Company owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of stockholders’ equity. As of June 30, 2007, the book value and fair value of the securities from each of these issuers was as follows:

	Book Value	Fair Value
	(Dollar amounts in thousands)
Federal National Mortgage Association	$20,023	$19,031
Federal Home Loan Mortgage Corporation	22,482	21,994
Federal Home Loan Bank	17,601	17,345
At June 30, 2007, the Company had $51,000 in federal funds sold compared with $81,000 in federal funds sold at December 31, 2006.
Loans
Total loans were $405,523,000 at June 30, 2007, an increase of $30,615,000, or 8.2%, over total loans of $374,908,000 at December 31, 2006. Growth in real estate construction and development loans during the first six months of 2007 accounted for a majority of the loan growth during this period as the other categories of loans increased only slightly in the case of commercial loans and real estate mortgage loans, and decreased slightly in the case of installment loans. Real estate construction and development loans increased $23,577,000, or 18.8%, for the six month period since December 31, 2006. Real estate construction and development loans represent 37.7% of the loan portfolio, real estate mortgage loans comprise 44.4%, and commercial, industrial, and agricultural loans are 16.9% of the total.
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
While it is the Company’s policy to provide for loan losses in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Analysis of Changes in Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$4,329	$3,856	$3,856
Provision for loan losses	362	340	621

Sub-total	4,691	4,196	4,477

Charged-off loans:
Real estate loans	1	113	113
Installment loans	13	60	67
Commercial loans	1	46	67

Total charged-off	15	219	247

Recoveries of charge-off loans
Real estate loans	13	8	14
Installment loans	18	22	50
Commercial loans	2	4	35

Total recoveries	33	34	99

Net charged-off loans	(18)	185	148

Allowance for loan losses — end of period	$4,709	$4,011	$4,329

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	-0.01%	0.11%	0.04%
Provision for loan losses (annualized)	0.19	0.20	0.18
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	June 30, 2007		June 30, 2006		December 31, 2006
		Percent of		Percent of		Percent of
		loans		loans		loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans
	(Dollar amounts in thousands)
Commercial loans	$878	16.9%	$760	15.5%	$935	18.0%
Real estate-construction	1,656	37.7	1,140	30.5	1,331	33.5
Real estate-mortgage	2,118	44.4	2,057	52.5	2,008	47.3
Installment	57	1.0	54	1.5	53	1.2
Unallocated	—	—	—	—	2	—

Total	$4,709	100.0%	$4,011	100.0%	$4,329	100.0%

Deposits and Other Borrowings
Total deposits increased by 6.1% from December 31, 2006 to June 30, 2007. We believe our deposits will continue to increase in 2007 as a result of our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $31,221,000 as of June 30, 2007, compared to $27,133,000 at December 31, 2006.
The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of June 30, 2007:

Borrow Date	Principal	Term	Rate	Maturity
10/1/1998	$3,000,000	10 years	4.94%	10/1/2008
3/24/2006	$3,000,000	7 years	4.58%	3/25/2013

			4.76%

For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”
Subordinated Debentures
The Company wholly owns two Delaware statutory trusts, Financial Investors Statutory Trust I and Financial Investors Statutory Trust II. These unconsolidated subsidiaries issued approximately $7.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of June 30, 2007, $7,500,000 of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe the Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities does not adversely affect our regulatory capital and the Company’s and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At June 30, 2007, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $52.0 million. Additionally, we had available to us through our subsidiary bank $5.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary bank had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $41.6 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
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
The following table reflects the contractual maturities of our term liabilities as of June 30, 2007. The amounts shown do not reflect any early withdrawal or prepayment assumptions.
Contractual Obligations

		One year or	Over one	Over three to	More than
	Total	less	to three years	five years	five years
	(Dollar amounts in thousands)
Certificates of deposit(1)	$215,804	$202,006	$8,888	$4,910	$—
Federal funds purchased and securities sold under agreement to repurchase	25,221	25,221	—	—	—
FHLB borrowings	6,000	—	3,000	—	3,000
Operating lease obligations	535	248	216	71	—
Junior subordinated debentures(2)	7,733	—	—	—	7,733

Total	$255,293	$227,475	$12,104	$4,981	$10,733

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007 and $2,500,000 that may be redeemed after September 15, 2010.

Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank. Capital Bank was merged into CapitalSouth Bank effective November 3, 2006 and, therefore, no longer has capital ratios.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth	Capital
	Capitalized	Capitalized	Bancorp	Bank	Bank
June 30, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.7%	10.6%	N/A
Total capital to risk adjusted assets	10.0	8.0	12.8	11.7	N/A
Tier 1 capital to average assets	5.0	4.0	10.0	8.9	N/A

December 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.2	11.9	N/A
Tier 1 capital to average assets	5.0	4.0	10.2	9.1	N/A

June 30, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.0%	10.9%	15.8%
Total capital to risk adjusted assets	10.0	8.0	14.1	12.0	16.8
Tier 1 capital to average assets	5.0	4.0	10.4	8.7	13.4
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2007 is as follows:

Commitments to extend credit	$72,115
Standby letters of credit	472
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
Results of Operations
Net Interest Income
For the three months ended June 30, 2007, net interest income increased by $276,000, or 6.9%, to $4,251,000, compared to $3,975,000 for the same period a year ago. For the six months ended June 30, 2007, net interest income increased by $599,000, or 7.9%, to $8,204,000 compared to $7,605,000 for the same period in 2006.
Total interest income for the second quarter and six months ended June 30, 2007 was $9,076,000 and $17,756,000, respectively, up $1,469,000, or 19.3%, compared to the same quarter last year and up $3,299,000, or 22.8% on a year-to-year basis. The increase in interest income is the result of earning asset growth and the increase in yields on earning assets.

Average earning assets increased 13.0% and 14.5%, respectively, for the three and six months periods ended June 30, 2007 as compared to the same periods in 2006. Earning asset yields for the three and six month periods ended June 30, 2007 were 7.64% and 7.62%, respectively, and represent increases of 41 and 53 basis points from yields in the same periods ended June 30, 2006, respectively. A large percentage of the Company’s loans are tied to variable rate indices and, accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and six month periods ended June 30, 2007 was 8.25% compared to 7.90% and 7.66% for the same periods in 2006.
Total interest expense was $4,825,000 for the second quarter of 2007, or a 32.8% increase compared to the same period in 2006. For the six months ended June 30, 2007, interest expense was $9,552,000, or a 39.4% increase compared to the same period in 2006. This increase in interest expense was due in part to the 14.8% and 19.4% increase in average interest bearing deposits for the three and six months ended June 30, 2007 as compared to the same periods in 2006, respectively, offset by the decline in average other borrowed funds. Interest expense was also impacted by the increase in the rate of interest bearing liabilities from 4.11% and 4.00% for the three and six months ended June 30, 2006 to 4.85% and 4.88% for the same periods in 2007, respectively.

	Average Balance Sheet
	and Net Interest Analysis on a Fully Tax-Equivalent Basis for
	the Three Months Ended June 30, 2007 and 2006
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$396,617	$8,186	8.28%	$345,447	$6,825	7.92%
Investment securities (1)	78,618	891	4.55	67,572	685	4.07
Other earning assets	5,193	73	5.64	12,063	149	4.95

Total earning assets	480,428	9,150	7.64	425,082	7,659	7.23

Other assets	23,634			24,120

Total assets	$504,062			$449,202

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$157,637	1,664	4.23	$119,846	1,083	3.62
Savings deposits	3,219	3	0.37	3,822	3	0.31
Time deposits < $100,000	184,737	2,415	5.24	173,016	1,859	4.31
Time deposits > $100,000	26,390	333	5.06	26,644	253	3.81
State of Alabama time deposits	6,030	75	4.99	6,030	68	4.52
Federal funds purchased	6,547	92	5.64	294	2	2.73
FHLB advances	6,000	89	5.95	6,000	88	5.88
Repurchase agreements	792	3	1.52	11,006	127	4.63
Subordinated debentures	7,733	152	7.88	7,733	150	7.78

Total interest-bearing liabilities	399,085	4,826	4.85	354,391	3,633	4.11

Net interest spread		$4,324	2.79		$4,026	3.12

Noninterest-bearing demand deposits	58,718			51,550
Accrued expenses and other liabilities	3,559			3,766
Stockholders’ equity	43,100			40,204
Unrealized gain (loss) on securities	(400)			(709)

Total liabilities and stockholders’ equity	$504,062			$449,202

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.82			0.68

Net interest margin			3.61%			3.80%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

The following table reflects changes in the net interest margin as a result of changes in the volume and rate of interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Change in Interest Income and Expenses on a Tax-Equivalent Basis

	Three Months Ended June 30, 2007 Compared
	to Three Months Ended June 30, 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$1,054	$307	$1,361
Investment securities	126	80	206
Other earning assets	(97)	21	(76)

Total earning assets	1,083	408	1,491

Interest-bearing liabilities:
NOW and money market accounts	398	183	581
Savings deposits	(1)	1	—
Time deposits < $100k	153	403	556
Time deposits > $100k	(3)	83	80
State of Alabama time deposits	—	7	7
Federal funds purchased	88	2	90
FHLB advances	—	1	1
Repurchase agreements	(39)	(85)	(124)
Other borrowings	—	2	2

Total interest-bearing liabilities	596	597	1,193

Increase (decrease) in net interest income	$487	$(189)	$298

	Average Balance Sheet
	and Net Interest Analysis on a Fully Tax-Equivalent Basis for
	the Six Months Ended June 30, 2007 and 2006
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$387,433	$15,912	8.28%	$338,731	$12,994	7.74%
Investment securities (1)	79,162	1,804	4.60	67,139	1,358	4.08
Other earning assets	7,093	193	5.49	7,802	199	5.14

Total earning assets	473,688	17,909	7.62	413,672	14,551	7.09

Other assets	23,941			24,320

Total assets	$497,629			$437,992

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$153,426	3,310	4.35	$108,789	1,810	3.36
Savings deposits	3,289	6	0.37	3,817	7	0.37
Time deposits < $100,000	185,670	4,789	5.20	169,124	3,538	4.22
Time deposits > $100,000	26,277	658	5.05	26,145	496	3.83
State of Alabama time deposits	6,030	149	4.98	6,007	129	4.33
Federal funds purchased	5,479	152	5.59	5,251	127	4.88
FHLB advances	6,000	178	5.98	7,199	212	5.94
Repurchase agreements	813	7	1.74	11,054	242	4.41
Subordinated debentures	7,733	303	7.90	7,733	290	7.56

Total interest-bearing liabilities	394,717	9,552	4.88	345,119	6,851	4.00

Net interest spread		$8,357	2.74		$7,700	3.09

Noninterest-bearing demand deposits	56,889			49,874
Accrued expenses and other liabilities	3,730			3,806
Stockholders’ equity	42,733			39,830
Unrealized gain (loss) on securities	(440)			(637)

Total liabilities and stockholders’ equity	$497,629			$437,992

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.82			0.66

Net interest margin			3.56%			3.75%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

The following table reflects changes in the net interest margin as a result of changes in the volume and rate of interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Change in Interest Income and Expenses on a Tax-Equivalent Basis

	Six Months Ended June 30, 2007 Compared
	to Six Months Ended June 30, 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$2,004	$914	$2,918
Investment securities	274	172	446
Other earning assets	(19)	13	(6)

Total earning assets	2,259	1,099	3,358

Interest-bearing liabilities:
NOW and money market accounts	964	536	1,500
Savings deposits	(1)	—	(1)
Time deposits < $100k	428	823	1,251
Time deposits > $100k	4	158	162
State of Alabama time deposits	—	20	20
Federal funds purchased	6	19	25
FHLB advances	(35)	1	(34)
Repurchase agreements	(83)	(152)	(235)
Other borrowings	—	13	13

Total interest-bearing liabilities	1,283	1,418	2,701

Increase (decrease) in net interest income	$976	$(319)	$657

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended June 30, 2007 was $225,000 compared to $104,000 in the same period of 2006. Net loan recoveries for the second quarter of 2007 were $16,000, compared to net charge-offs of $141,000 for the same period in 2006. The provision for the six months ended June 30, 2007 and 2006 was $362,000 and $340,000, respectively. Annualized net recoveries as a percentage of average loans were 0.01% for the six months ended June 30, 2007, compared to annualized net charge-offs of 0.11% for the same period in 2006.
The increase in our provision for loan losses for the three and six month periods ended June 30, 2007 relative to the same periods in 2006 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s growth, the levels of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The net loan portfolio increased $56.2 million from June 30, 2006 to the same date in 2007. The Company continues to experience loan growth in 2007 and, therefore, anticipates the provision for loan losses will increase to provide an adequate allowance for loan losses related to the increased credit risk due to the growth in the loan portfolio.

Noninterest Income
Noninterest income totaled $855,000 for the second quarter of 2007, a decrease of $580,000, or 40.4%, compared to the same period in 2006. For the six months ended June 30, 2007, noninterest income totaled $1,573,000, a decrease of $423,000, or 21.2%, for the same period in 2006. The following table presents the primary components of noninterest income for the three and six month periods ended June 30, 2007 and 2006.
Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Service charges on deposit accounts	$317	17.0%	$271	$616	16.9%	$527
Investment banking income, net	39	77.3	22	201	113.8	94
Business Capital Group loan income	408	NM	6	587	325.4	138
Other income	91	-92.0	1,136	169	-86.3	1,237

Total noninterest income	$855	-40.4	$1,435	$1,573	-21.2	$1,996

NM - Not meaningful.
Total service charges, including non-sufficient funds fees, were $317,000 for the second quarter of 2007, an increase of $46,000, or 17.0%, from the same period in 2006. For the six months ended June 30, 2007, total service charges, including non-sufficient funds fees, were $616,000, an increase of $89,000, or 16.9%. The increase is a direct reflection of the growth in the Company’s core transaction deposit accounts and changes to the fee schedule. At the end of the second quarter of 2007, the Company had 7,471 transaction accounts compared with 6,889 transaction accounts at the end of the second quarter 2006. We anticipate this growth will continue in 2007 due to the expansion of our banking offices and the focus on marketing core deposits.
Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the large increases in income for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 reflect projects closing earlier in the year in 2007 compared to 2006 and some projects from the prior year being delayed in closing until 2007. Sales of loans by our Business Capital Group qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group.
The decrease in other income for the three and six months ended June 30, 2007 compared with the same periods in 2006 was primarily attributable to a gain of $1,055,000 from the sale of the Company’s investment in Consumer National Bank (“CNB”) in Jackson, Mississippi in connection with the acquisition of CNB by another bank. Other income also includes income on bank-owned life insurance which was $44,000 for the second quarter of 2007 compared to $41,000 for the same period in 2006. Life insurance with cash surrender values in the amounts of approximately $4.6 million and $4.5 million at June 30, 2007 and 2006, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.

Noninterest Expense
Noninterest expense for the second quarter of 2007 decreased $209,000, or 5.7%, to $3,488,000 compared to $3,697,000 for the same period in 2006. For the six months ended June 30, 2007, noninterest expense increased $56,000, or 0.8%, to $7,037,000 compared to $6,981,000 for the same period in 2006. The following table presents the primary components of noninterest expense for the three and six month periods ended June 30, 2007 and 2006.
Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Salaries and benefits	$2,011	-2.5%	$2,063	$4,017	0.7%	$3,989
Occupancy and equipment expense	535	-4.1	558	1,088	0.8	1,079
Professional fees	374	3.0	363	743	7.5	691
Advertising and marketing	42	-75.6	172	144	-57.9	342
Other expense	526	-2.8	541	1,045	18.8	880

Total noninterest expense	$3,488	-5.7	$3,697	$7,037	0.8	$6,981

Salaries and benefits for the three months ended June 30, 2007 decreased $52,000, or 2.5%, compared to the same period in 2006. Salaries and benefits for the six month period ended June 30, 2007 increased $27,000, or 0.7%, compared to the same period in 2006. The quarter results benefited from staff reductions made in February 2007, offset by the hiring of the Company’s new president, W. Flake Oakley, in January 2007. The six-month results were further offset by severance costs related to first quarter staff reductions. Stock options granted in the second quarter 2007 have a three-year vesting schedule, which decreased the related compensation expense recognized in the current period compared to the stock options granted during the same quarter in 2006, which immediately vested. As of June 30, 2007, the company had 112 full time equivalent employees compared to 124 at June 30, 2006.
Occupancy and equipment expense for the three months ended June 30, 2007 decreased $23,000, or 4.1%, compared to the same period in 2006. Occupancy and equipment expense for the six months ended June 30, 2007 increased $10,000, or 0.8%, compared to the same period in 2006. The decrease for the quarter reflects a legal settlement in which the company recovered expenses incurred in the first quarter 2007 for damage to one of our facilities by a third party. An increase in occupancy expense due to the loss of rental income from tenants in our headquarters building partially offset the impact of the recovered expenses.
Professional fees increased slightly during the three months ended June 30, 2007 compared to the same period in 2006. For the six months ended June 30, 2007, professional fees were $52,000, or 7.5%, higher than for the same period in 2006. A $50,000 legal accrual was established in the second quarter 2007 for non-credit related expenses.
Advertising expenses decreased $130,000 for the three month period ended June 30, 2007 compared to the same period in 2006, and decreased $198,000 for the six month period ended June 30, 2007 compared to the same period in 2006. These decreases in expense were the result of strong deposit growth during the first half of 2007, requiring less advertising. We anticipate increased spending on marketing as strong loan demand in the second quarter 2007 will require stronger deposit growth to fund the loan demand.
Other expenses for the three month period ended June 30, 2007 decreased $15,000, or 2.8%, compared to the same period in 2006. Other expenses for the six month period ended June 30, 2007 increased $165,000, or 18.8%, compared to the same period in 2006. The increase for the six month period is due to the call of one of our economic hedge instruments during the first quarter of 2006 which resulted in the recognition of a gain on the Company’s hedge position.

Income Taxes
We recorded provision for income taxes of $495,000 for the second quarter 2007, compared to $614,000 for the same period in 2006. Our effective tax rate for the three months ended June 30, 2007 and 2006 was 35.6% and 38.2%, respectively. For the six months ended June 30, 2007, we recorded provision for income taxes of $775,000 compared to $822,000 for the same period in 2006. Our effective tax rate for the six months ended June 30, 2007 and 2006 was 32.6% and 36.1%, respectively. Our primary permanent differences relate to tax-free income and share-based compensation expense. The decrease in the effective tax rate is primarily attributable to lower incentive stock option compensation expense in 2007 for the three months ended June 30, 2007. In addition, the decrease in the effective tax rate for the six months ended June 30, 2007 was the result of an immaterial correction of approximately $26,000 which reduced tax expense during the first six months of 2007.
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
The results of the June 30, 2007 CapitalSouth Bank shock modeling suggest our balance sheet is relatively neutral toward rate shocks up or down by benefiting from either direction in market rate movement. The static shock model scenarios considered changes of up and down 100 and 200 basis points during a 12-month period. The model considers, in the decreasing rate scenarios, the impact of rate floors on variable rate loans. The model also takes into consideration changing prepayment speeds for the mortgage-backed securities portfolios in the varying interest rate environments.

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
	(Dollar amounts in thousands)
Net interest income	$17,316	$16,769	$16,544	$17,006	$17,438
$ change net interest income	772	225		462	894
% change net interest income	4.66%	1.36%		2.79%	5.40%
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
During the period covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, refer to Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The description of legal proceedings in such Annual Report on Form 10-K remains accurate as of the end of the period covered by this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 21, 2007 the annual meeting of the stockholders of CapitalSouth Bancorp was held. The following numbered matters were considered by the stockholders and the following tables list the results of the stockholders’ votes. With respect to the election of directors, the table indicates votes cast for or withheld for the sole nominee for director. With respect to the ratification and approval of the appointment of the independent registered public accounting firm for 2007, the table indicates the votes abstaining or cast for or against the matter, as well as the number of broker nonvotes with respect to the matter. The following is a tabulation of the voting:

1.	To elect two directors to serve three-year terms until such directors’ successors are elected and qualified at the annual meeting of stockholders to be held in 2010:

	Votes	Votes		Broker
Name	For	Withheld	Abstentions	Nonvotes
Charles K. McPherson, Sr.	1,890,788	221,397	—	—
David W. Wood, II	1,948,772	163,413	—	—
2.	To ratify and approve the appointment of KPMG LLP as principal independent auditors of the Company:

Votes	Votes		Broker
For	Against	Abstentions	Nonvotes
1,942,102	154,175	15,908	0
In addition to the foregoing directors, the following directors will continue to serve:
Directors whose terms expire in 2008: H. Bradford Dunn and Stanley L. Graves
Directors whose terms expire in 2009: W. Dan Puckett and W. Flake Oakley, IV
ITEM 5. OTHER INFORMATION
None
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

CAPITALSOUTH BANCORP

August 14, 2007	By:	/s/ W. Dan Puckett

W. Dan Puckett
Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2007	By:	/s/ Carol W. Marsh

Carol W. Marsh
Chief Financial Officer