Form 10-Q
period 2007-09-30
CapitalSouth Bancorp
filed 2007-11-20
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000 51660
CAPITALSOUTH BANCORP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	63-1026645 (I.R.S. Employer
incorporation or organization)	Identification No.)

2340 Woodcrest Place, Suite 200
Birmingham, Alabama (Address of principal executive offices)	35209 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2007

Common Stock, $1.00 par value per share	4,049,796 shares

CAPITALSOUTH BANCORP

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,2007	December 31,2006
Assets
Cash and cash equivalents	$9,723,409	$7,363,524
Federal funds sold	13,375,569	81,160
Securities available–for–sale	50,681,182	46,917,794
Securities held–to–maturity, fair values of $33,141,332 and $31,073,481 at September 30, 2007 and December 31, 2006, respectively	33,685,645	31,828,892
Federal Home Loan Bank stock	4,673,800	2,045,100
Federal Reserve Bank stock	905,450	905,450
Loans held–for–sale	7,589,719	—
Loans	636,799,464	374,907,620
Allowance for loan losses	(7,210,629)	(4,328,629)

Net loans	629,588,835	370,578,991
Premises and equipment, net	17,306,308	10,648,699
Goodwill	25,962,635	—
Other intangibles, net	2,662,430	1,276,152
Bank–owned life insurance	4,686,967	4,556,413
Other assets	11,701,777	5,786,688

Total assets	$812,543,726	$481,988,863

Liabilities and Stockholders’ Equity
Deposits:
Interest–bearing	$566,826,959	$348,561,420
Noninterest–bearing	72,487,635	52,735,182

Total deposits	639,314,594	401,296,602
Federal funds purchased	41,294,800	20,474,100
Borrowed funds	34,583,769	6,000,000
Repurchase agreements	1,585,678	658,933
Subordinated debentures and other notes payable	24,027,239	7,733,000
Other liabilities	9,187,095	4,477,839

Total liabilities	749,993,175	440,640,474

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at September 30, 2007 and December 31, 2006; issued 4,134,626 and 3,060,764 shares at September 30, 2007 and December 31, 2006, respectively; outstanding 4,049,796 and 2,975,934 shares at September 30, 2007 and December 31, 2006, respectively	4,134,626	3,060,764
Treasury stock, at cost, 84,830 shares at September 30, 2007 and December 31, 2006	(1,255,060)	(1,255,060)
Paid–in surplus	44,951,079	26,296,512
Retained earnings	15,005,946	13,664,522
Accumulated other comprehensive loss, net	(286,040)	(418,349)

Total stockholders’ equity	62,550,551	41,348,389

Total liabilities and stockholders’ equity	$812,543,726	$481,988,863

     See accompanying notes to condensed consolidated financial statements.

     CAPITALSOUTH BANCORP AND SUBSIDIARIES
     Condensed Consolidated Statements of Income
     (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$9,471,718	$7,405,181	$25,346,527	$20,386,381
Interest on securities	835,994	628,768	2,523,563	1,904,716
Interest on other earning assets	90,067	54,729	283,302	253,800

Total interest income	10,397,779	8,088,678	28,153,392	22,544,897

Interest expense:
Interest on deposits	4,932,263	3,520,611	13,844,551	9,499,751
Interest on debt	817,969	499,216	1,457,281	1,370,991

Total interest expense	5,750,232	4,019,827	15,301,832	10,870,742

Net interest income	4,647,547	4,068,851	12,851,560	11,674,155
Provision for loan losses	1,024,585	118,850	1,386,213	459,306

Net interest income after provision for loan losses	3,622,962	3,950,001	11,465,347	11,214,849

Noninterest income:
Service charges on deposits	350,369	303,396	966,563	830,057
Investment banking income, net	52,681	51,651	253,942	145,753
Business Capital Group loan income	76,320	130,111	663,302	267,885
Bank-owned life insurance	43,518	41,070	130,554	124,488
Gain on sale of mortgage loans	61,796	—	61,796	—
Gain on sale of nonmarketable equity securities	—	—	—	1,054,832
Other noninterest income	48,186	46,877	127,752	146,118

Total noninterest income	632,870	573,105	2,203,909	2,569,133

Noninterest expense:
Salaries and employee benefits	2,178,343	1,878,201	6,194,753	5,867,492
Occupancy and equipment expense	649,070	582,224	1,737,391	1,660,868
Professional fees	302,904	344,973	1,045,692	1,035,907
Advertising	96,860	169,324	240,800	510,868
Other noninterest expense	598,974	649,023	1,642,508	1,529,325

Total noninterest expense	3,826,151	3,623,745	10,861,144	10,604,460

Income before provision for income taxes	429,681	899,361	2,808,112	3,179,522
Provision for income taxes	154,078	287,998	929,272	1,110,287

Net income	$275,603	$611,363	$1,878,840	$2,069,235

Basic earnings per share	$0.09	$0.21	$0.62	$0.70
Basic weighted average shares outstanding	3,181,084	2,968,912	3,052,532	2,961,222
Diluted earnings per share	$0.09	$0.20	$0.61	$0.69
Diluted weighted average shares outstanding	3,204,575	3,019,891	3,077,648	3,018,973
     See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
Nine Months Ended September 30, 2007
(Unaudited)

						Accumulated
						other
	Common stock					comprehensive	Total
	Shares		Treasury	Paid-in	Retained	income	stockholders’
	outstanding	Amount	stock	surplus	earnings	(loss), net	equity
Balance, January 1, 2007	2,975,934	$3,060,764	$(1,255,060)	$26,296,512	$13,664,522	$(418,349)	$41,348,389
Change in accounting principle (Note 4)	—	—	—	—	100,000	—	100,000

Adjusted balance at January 1, 2007	2,975,934	3,060,764	(1,255,060)	26,296,512	13,764,522	(418,349)	41,448,389
Comprehensive income:
Net income	—	—	—	—	1,878,840	—	1,878,840
Change in fair value of securities available-for-sale, net	—	—	—	—	—	132,309	132,309

Total comprehensive income							2,011,149
Dividends declared ($0.19 per share)	—	—	—	—	(637,415)	—	(637,415)
Common stock issued for director fees	11,085	11,085	—	162,845	—	—	173,930
Common stock issued for acquisition, net of issuance costs	1,047,606	1,047,606	—	18,417,367	—	—	19,464,973
Exercise of stock options, including tax benefits	15,171	15,171	—	263	—	—	15,434
Share based compensation	—	—	—	74,092	—	—	74,092

Balance, September 30, 2007	4,049,796	$4,134,626	$(1,255,060)	$44,951,079	$15,005,947	$(286,040)	$62,550,552

     See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$1,878,840	$2,069,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	703,099	733,645
Provision for loan losses	1,386,213	459,306
Deferred tax benefit	(532,961)	(141,569)
Amortization and accretion on securities, net	84,254	65,271
Director fees, paid in common stock	173,930	190,735
Share based compensation	74,092	170,200
Gain on sale of nonmarketable equity securities	—	(1,054,832)
Gain on sale of loans held-for-sale	(61,796)	—
Loss on other real estate owned	25,297	2,243
Loss (gain) on disposal of premises and equipment	11,958	(1,257)
Originations of loans held-for-sale	(9,438,650)	—
Proceeds from sale of loans held-for-sale	8,320,400	—
Net increase in other assets	(1,714,719)	(362,083)
Net increase (decrease) in other liabilities	245,104	(207,600)

Net cash provided by operating activities	1,155,061	1,923,294

Cash flows from investing activities:
Purchases of securities available-for-sale	(504,844)	(5,906,568)
Proceeds from maturities and paydowns of securities available-for-sale	4,890,072	3,855,496
Purchases of securities held-to-maturity	(4,810,033)	—
Proceeds from maturities, calls and paydowns of securities held-to-maturity	2,933,601	1,908,340
Purchases of nonmarketable equity securities	—	(448,776)
Proceeds from sale of nonmarketable equity securities	—	2,003,608
Purchases of FHLB stock	(5,600,000)	—
Sales of FHLB stock	4,699,900	269,800
Purchase of Federal Reserve Bank stock	—	(152,950)
Loan originations, net	(64,473,927)	(37,611,631)
Purchases of premises and equipment	(2,729,317)	(966,258)
Proceeds from the disposal of premises and equipment	22,000	320,074
Net cash received from bank acquisition	5,249,270	—
Proceeds from the sale of other real estate owned	317,382	585,000
Proceeds from the sale of repossessed assets	64,756	—

Net cash used in investing activities	(59,941,140)	(36,143,865)

Cash flows from financing activities:
Net increase in deposits	48,075,229	46,169,332
Net increase (decrease) in federal funds purchased	20,820,700	(10,743,577)
Net increase (decrease) in repurchase agreements	926,745	(1,461,157)
Proceeds from issuance of subordinated debentures	5,155,000	—
Cash dividends paid	(552,734)	(641,702)
Net proceeds from issuance of common stock	—	1,569,375
Withholding taxes paid relating to stock option exercise	—	(158,835)
Exercise of stock options	15,434	—
Excess tax benefits on exercise of stock options	—	101,389

Net cash provided by financing activities	74,440,374	34,834,825

Net increase in cash and cash equivalents	15,654,295	614,254
Cash and cash equivalents, beginning of period	7,444,684	10,697,528

Cash and cash equivalents, end of period	$23,098,979	$11,311,782

     See accompanying notes to condensed consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)
Note 1 – General
The condensed consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X, and have not been audited. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which CapitalSouth Bancorp (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 – Cash and Cash Flows
     Cash on hand, cash items in process of collection, amounts due from banks, and Federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the nine months ended September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006
Interest paid	$15,282,566	$10,603,397
Income taxes paid	1,177,844	1,303,158

Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	216,000	918,500
Common stock issued to acquire Monticello Bancshares, Inc	19,464,973	—
Note payable issued to acquire Monticello Bancshares, Inc	8,000,000	—
Note 3 – Comprehensive Income
     The primary component of the differences between net income and comprehensive income for the Company is unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$275,603	$611,363	$1,878,840	$2,069,235
Change in fair value of securities available-for-sale, net of tax	363,245	263,041	132,309	36,691

Comprehensive income, net of tax	$638,848	$874,404	$2,011,149	$2,105,926

Note 4 – Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method and due to the assumed conversion of a convertible note payable issued in connection with the acquisition of Monticello Bancshares, Inc. (“Monticello”) using the if converted method. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$275,603	$611,363	$1,878,840	$2,069,235

Denominator:
Weighted average common shares outstanding	3,181,084	2,968,912	3,052,532	2,961,222
Equivalent shares issuable upon exercise of stock options	6,283	50,979	19,317	57,751
Equivalent shares issuable upon conversion of note payable	17,208	—	5,799	—

Diluted weighted average common shares outstanding	3,204,575	3,019,891	3,077,648	3,018,973

Net income per share:
Basic	$0.09	$0.21	$0.62	$0.70

Diluted	$0.09	$0.20	$0.61	$0.69

Net income used to compute the diluted earnings per share for the three and nine month periods ended September 30, 2007 was increased $2,248 for interest expense, net of income taxes, for the convertible note issued to acquire Monticello. The equivalent shares issuable upon conversion of the note payable were assumed to be issued on September 15, 2007, the effective date of the note payable.
88,667 and 17,000 stock options are excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because the impact would be anti-dilutive.
Note 5 – Adoption of New Accounting Interpretation
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
The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of adoption, the Company reduced its liability for unrecognized tax benefits by $100,000 which was recorded as a direct increase in retained earnings. As of the adoption date, the Company had no unrecognized tax benefits. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next twelve months. Also, as of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. As of September 30, 2007, no significant changes to these amounts have occurred since the adoption of FIN No. 48. Interest and penalties related to unrecognized tax benefits, if any, are recognized as a component of income tax expense.
The tax years 2004 to 2006 remain open to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions, principally Alabama, and tax years from 2004 to 2006 remain open to examination by those jurisdictions.
Note 6 – Share-Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan, there are 76,500 shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model with the following assumptions. The weighted-average grant date fair value of stock options granted to Company employees during the nine months ended September 30, 2007 was $5.23. During the nine months ended September 30, 2007, there were 42,500 options granted at an exercise price of $16.20 per share. These options were all granted on June 18, 2007.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Risk-free interest rate	5.15%	5.15%
Expected stock price volatility	16.32	6.42
Dividend yield	1.31	1.13
Expected life of options	10 years	10 years
The following table summarizes stock option activity during the nine months ended September 30, 2007:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life (years)	value
Outstanding, at January 1, 2007	164,650	$14.24
Granted	42,500	16.20
Exercised	(40,000)	11.39		$282,305
Forfeited	(13,750)	16.89

Outstanding, at September 30, 2007	153,400	$15.29	6.43	$54,450

Exercisable, at September 30, 2007	126,060	$15.10	5.72	$54,450

As of September 30, 2007, the total unrecognized compensation cost related to unvested options not yet expensed was $148,183. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.13 years.
Year-to-date September 30, 2007, 40,000 employee stock options were exercised which resulted in 16,125 common shares issued. The intrinsic value of the options was $282,305.
Note 7 – Business Combination
The Company completed the acquisition of Monticello Bancshares, Inc. and its subsidiary, Monticello Bank, on September 14, 2007. Monticello’s results of operations were included in CapitalSouth’s consolidated financial results beginning September 15, 2007. Monticello operated two full-service banking offices in Jacksonville, Florida, and a wholesale mortgage origination office in Fitzgerald, Georgia.
The aggregate purchase price for the acquisition was $41.9 million, consisting of 1,047,606 shares of CapitalSouth common stock valued at $19.9 million, $14.0 million in cash, and $8 million in notes payable to a former Monticello shareholder and $392,000 in acquisition costs, net of $387,000 in stock issuance costs. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the CapitalSouth common shares issued in the acquisition were valued at $18.95 per share which represents the weighted average closing price of CapitalSouth common stock for the five-day trading period beginning two days before the March 1, 2007 merger announcement date, and ending two days after the announcement.
The notes payable to a former shareholder consist of two notes: a $1.5 million note bearing an interest rate of the one-month London Interbank Offered Rate (LIBOR) plus 50 basis points payable in quarterly installments beginning in January 2012, and the second note payable is a $6.5 million convertible note bearing an interest rate of LIBOR plus 50 basis points payable in quarterly installments. A portion of this second note may be converted into 98,947 shares of the Company’s stock at a price equivalent to the average high and low price as of the date prior to conversion. The number of shares that may be converted (98,947) is equivalent to the total number of shares that would have been received by the former shareholder at the date the Monticello acquisition was announced, including the shares received on the date of closing.
The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. The Company recorded at fair value the following assets and liabilities of Monticello as of September 14, 2007:

Assets:
Cash and cash equivalents	$2,268,613
Federal funds sold	16,980,902
Investment securities — available-for-sale	8,012,716
Other investment securities	1,728,600
Loans, net of allowance for loan losses of $1,460,523	202,547,803
Premises and equipment	4,665,349
Goodwill	25,962,635
Other intangibles	1,387,000
Other assets	4,507,868

Total Assets	268,061,486

Liabilities:
Deposits	189,942,763
Borrowings	31,723,008
Other liabilities	4,538,299
Total Liabilities	226,204,070

Total Consideration Paid for Monticello	$41,857,416

In accordance with Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (SFAS No. 142), the Company has recognized $1.4 million as a core deposit intangible. This identifiable intangible is being amortized using an accelerated method which anticipates the life of the underlying deposits to which the intangible is attributable.
There were 15 loans acquired from Monticello which were within the scope of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The loans, with a principal balance of $7.3 million as of the acquisition date, were written down to their fair value of $5.3 million. Accordingly, no additional allowance for loan losses has been established for these loans.
In connection with the acquisition of Monticello, the Parent established CapitalSouth Statutory Trust III, a wholly-owned statutory business trust on August 23, 2007. The Parent is the sole sponsor of the Trust and owns all of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities (Trust Preferred Securities) in the amount of $5,000,000, with the use of the proceeds to purchase an aggregate of $5,000,000 of subordinated debentures from the Parent. The sole assets of the Trust are subordinated debentures issued by the Parent. The amount recorded in the consolidated balance sheet includes the unconsolidated investment in the Trust of $155,000 which was acquired through the issuance of subordinated debentures. The proceeds from the subordinated debenture were used as a component of the cash paid to the shareholders of Monticello.
Pro Forma Results of Operations
The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006, as if the Monticello acquisition had occurred effective January 1, 2006. Since the impact of operational efficiencies are not considered, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at January 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(unaudited)
		(in thousands, except per share amounts)
Net interest income	$5,495,276	$5,346,654	$17,078,386	$16,924,690
Net income	370,755	687,599	2,553,783	2,315,528
Basic EPS	$0.09	$0.17	$0.63	$0.58
Diluted EPS	0.09	0.17	0.63	0.57

Note 8 – Recent Accounting Pronouncements
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
In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award. The objective of this issue is to determine the accounting for the income tax benefits of dividends or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified nonvested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact EITF No. 06-11 may have on its consolidated financial statements.
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB 109.

Note 9 – Business Segment Information
CapitalSouth has two reporting segments comprised of commercial banking and mortgage banking. The primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of the banking office locations. The Company added a new reporting segment as a result of the acquisition of Monticello which has wholesale mortgage banking activities. Wholesale mortgage banking focuses on the origination and sale of residential mortgage loans for sale to investors in the secondary residential mortgage market. The following tables present financial information for each reportable segment as of and for the three and nine months ended September 30, 2007 and 2006:

	Commercial	Mortgage	Total
	Banking	Banking	Company
For the three months ended September 30, 2007:
Net interest income	$4,627	$21	$4,648
Provision for loan losses	1,025	—	1,025
Noninterest income	557	76	633
Noninterest expense	3,785	41	3,826
Income tax expense	132	22	154

Net income	$242	$34	$276

For the three months ended September 30, 2006:
Net interest income	$4,069	$—	$4,069
Provision for loan losses	119	—	119
Noninterest income	573	—	573
Noninterest expense	3,624	—	3,624
Income tax expense	288	—	288

Net income	$611	$—	$611

	Commercial	Mortgage	Total
	Banking	Banking	Company
For the nine months ended September 30, 2007:
Net interest income	$12,830	$21	$12,851
Provision for loan losses	1,386	—	1,386
Noninterest income	2,128	76	2,204
Noninterest expense	10,820	41	10,861
Income tax expense	907	22	929

Net Income	$1,845	$34	$1,879

For the nine months ended September 30, 2006:
Net interest income	$11,674	$—	$11,674
Provision for loan losses	459	—	459
Noninterest income	2,569	—	2,569
Noninterest expense	10,605	—	10,605
Income tax expense	1,110	—	1,110

Net income	$2,069	$—	$2,069

As of September 30, 2007:
End of period assets	804,274	8,270	812,544

As of December 31, 2006:
End of period assets	481,989	—	481,989

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006.
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
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. CapitalSouth Bank, the Company’s subsidiary, is an Alabama banking corporation and a member of the Federal Reserve System. It has been in continuous operation since 1975. CapitalSouth Bank is headquartered in Birmingham, Alabama, and operates ten full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Company also operates a commercial loan production office in Atlanta, Georgia through CapitalSouth Bank and a wholesale residential mortgage loan subsidiary, Mortgage Lion, Inc., in Fitzgerald, Georgia. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano”.
On September 14, 2007 the Company closed on its acquisition of privately held Monticello Bancshares, Inc., (Monticello) the holding company for Monticello Bank, with two locations in Jacksonville, Florida and a wholesale residential mortgage operation in Fitzgerald, Georgia. Monticello shareholders received 1,047,606 shares of CapitalSouth Bancorp common stock, $14 million in cash and $8 million in debt in exchange for all of Monticello’s outstanding common stock.
Overview
As of September 30, 2007, the Company had total consolidated assets of $812,544,000, an increase of 68.6% over the $481,989,000 reported at December 31, 2006. Organic growth in assets totaled $45,999,000, or 9.5%, for the nine months ended September 30, 2007. Total loans were $636,799,000 as of September 30, 2007, a $261,891,000, or 69.9%, increase over the $374,908,000 at December 31, 2006. Organic growth in loans totaled $58,802,000, or 15.7%, for the nine months ended September 30, 2007. Total deposits were $639,315,000 at September 30, 2007, a $238,018,000, or 59.3%, increase over total deposits of $401,297,000 at December 31, 2006. Organic growth in deposits totaled $50,950,000, or 12.7%, for the nine months ended September 30, 2007. Stockholders’ equity of $62,551,000 at September 30, 2007 represented an increase of $21,203,000, or 51.3%, over stockholders’ equity of $41,348,000 at December 31, 2006, reflecting the additional $19.5 million in equity, net of issuance costs, issued in connection with the Monticello acquisition.

Net income for the quarter ended September 30, 2007 was $276,000, a decrease of $335,000 compared to $611,000 for the quarter ended September 30, 2006. Refer to page 22 for a discussion on the impact of the increased provision for loan losses on the quarter and to page 18 for a discussion of the net interest margin impact. Diluted earnings per share were $.09 for the three months ended September 30 2007, compared to $.20 for the same period in 2006.
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
Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include securities, derivative instruments, loans held for sale, and net assets acquired in the Monticello business combination. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, the Company determines fair values utilizing parameters, which are constantly changing, including interest rates, duration, and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by Management.
For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies and Estimates” on page 30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $84,367,000 at September 30, 2007 and $78,747,000 at December 31, 2006. During the first nine months of 2007, one FHLB One-Time Call bond with a cost of $505,000 was purchased for the available-for-sale portfolio. Ten municipal bonds with an aggregate cost of $4,810,000 were purchased for the held-to-maturity portfolio. Municipal bonds in the held-to-maturity portfolio with a book value of $798,000 were pre-refunded in the nine months ended September 30, 2007 and one government agency bond in the available-for-sale portfolio with a book value of $1,000,000, one municipal bond in the held-to-maturity portfolio with a book value of $235,000 and one municipal bond in the available-for-sale portfolio matured during the nine month period. We added $8,012,000 in municipal bonds to the available-for-sale portfolio as a result of the Monticello acquisition. The remaining change in the overall balance of the portfolio was primarily due to scheduled paydowns.
The following table shows the amortized cost of the Company’s securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
September 30, 2007

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years	Total
U.S. Government agency securities	$11,115,375	$18,984,701	$8,522,745	$—	$38,622,821
Mortgage-backed securities	—	6,784,051	4,065,470	3,514,855	14,364,376
Collateralized mortgage obligations	—	—	2,854,379	4,248,871	7,103,250
Municipal securities		2,723,992	9,668,005	8,185,674	20,577,671
Corporate securities	—	3,110,077	1,024,513	—	4,134,590

Total	$11,115,375	$31,602,821	$26,135,112	$15,949,400	$84,802,708

Tax equivalent yield	4.48%	4.26%	5.10%	4.78%

All securities held are traded in liquid markets. As of September 30, 2007, the Company owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of stockholders’ equity. As of September 30, 2007, the book value and fair value of the securities from each of these issuers was as follows:

	Book Value	Fair Value
	(Dollar amounts in thousands)
Federal National Mortgage Association	$19,366	$18,728
Federal Home Loan Mortgage Corporation	22,226	22,011
Federal Home Loan Bank	17,499	17,434
At September 30, 2007, the Company had $13,376,000 in federal funds sold compared with $81,000 in federal funds sold at December 31, 2006.
Loans
Total loans were $636,799,000 at September 30, 2007, an increase of $261,891,000, or 69.9%, over total loans of $374,908,000 at December 31, 2006. Growth related to the Monticello acquisition accounted for 78% of our growth with the remaining 22% organic growth. Growth in real estate mortgage and real estate construction and development loans during the first nine months of 2007 accounted for 85.0% of the loan growth during this period. Real estate mortgage loans increased $151,861,000, or 85.6% during the nine month period since December 31, 2006 and real estate construction and development loans increased $70,816,000, or 56.4%, during the nine month period. Real estate mortgage loans comprise 51.7% of the loan portfolio, real estate construction and development loans represent 30.8% of the loan portfolio, and commercial, industrial, and agricultural loans are 16.4% of the total.
In connection with the secondary marketing activities in the mortgage banking segment, the Company established a $2.5 million reserve for loans that may be required to be repurchased due to fraud or breaches of representations and warranties at origination date.
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

Analysis of Changes in Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2007	2006	2006
		(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$4,329	$3,856	$3,856
Provision for loan losses	1,386	459	621

Sub-total	5,715	4,315	4,477

Charged-off loans:
Real estate loans	—	113	113
Installment loans	20	62	67
Commercial loans	1	64	67

Total charged-off	21	239	247

Recoveries of charge-off loans
Real estate loans	21	10	14
Installment loans	24	39	50
Commercial loans	11	35	35

Total recoveries	56	84	99

Net charged-off loans	(35)	155	148
Allowance for loan losses of acquired bank	1,461	—	—

Allowance for loan losses — end of period	$7,211	$4,160	$4,329

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	-0.01%	0.06%	0.04%
Provision for loan losses (annualized)	0.45	0.18	0.18
Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality (i.e., “impaired loans”). SOP 03-3 does not apply to loans originated by us but does apply to the loans we acquired in our merger with Monticello. Our preliminary assessment indicated that Monticello had approximately $7.3 million of loans to which the application of the provisions of SOP 03-3 is required. As a result of the application of SOP 03-3, we recorded preliminary purchase accounting adjustments to reflect a reduction in loans and the allowance for loan losses of $2.0 million related to these impaired loans and thus Monticello’s allowance for loan losses at September 14, 2007 was as follows:

	Before	Impact of	After
	Application of	Application of	Application of
	SOP 03-3	SOP 03-3	SOP 03-3
Allowance for loan losses	$3,450	$(1,989)	$1,461
Fair value of Monticello’s loans at acquisition date			$202,548
Allowance for loan losses to fair value of Monticello’s loans at acquisition date	1.70%		0.72%
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.

Allocation of the Allowance for Loan Losses

	September 30, 2007		September 30, 2006		December 31, 2006
		Percent of		Percent of		Percent of
		loans		loans		loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans
			(Dollar amounts in thousands)
Commercial loans	$1,315	16.4%	$793	16.3%	$935	18.0%
Real estate-construction	2,538	30.8	1,215	31.6	1,331	33.5
Real estate-mortgage	3,271	51.7	2,096	50.8	2,008	47.3
Installment	38	1.1	56	1.3	53	1.2
Unallocated	49	—	—	—	2	—

Total	$7,211	100.0%	$4,160	100.0%	$4,329	100.0%

Deposits and Other Borrowings
Total deposits increased by 59.3% from December 31, 2006 to September 30, 2007. Growth related to the Monticello acquisition accounted for 79% of our growth with the remaining 21% organic growth. We believe our deposits will continue to increase in 2007 as a result of our increased presence in the Jacksonville market, our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $77,464,000 as of September 30, 2007, compared to $27,133,000 at December 31, 2006.
The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of September 30, 2007:

Borrow Date	Principal		Term	Rate	Maturity
9/26/2003	$5,000,000		5 years	3.93%	9/26/2008
10/1/1998	3,000,000		10 years	4.94%	10/1/2008
6/27/2007	3,200,000		3 years	5.11%	6/28/2010
3/24/2006	3,000,000		7 years	4.58%	3/25/2013
4/16/2004	10,000,000	(1)	10 years	3.33%	4/16/2014
6/24/2005	10,000,000	(2)	10 years	3.71%	6/24/2015

				3.95%

(1)	Carrying Value of $10,119,857 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(2)	Carrying Value of $10,263,912 due to fair value purchase accounting adjustments related to the purchase of Monticello.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”
Subordinated Debentures
The Company wholly owns four Delaware statutory trusts, Financial Investors Statutory Trust I, Financial Investors Statutory Trust II, CapitalSouth Bancorp Statutory Trust I, and Monticello Statutory Trust II. These unconsolidated subsidiaries issued approximately $15.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of September 30, 2007, $15,500,000 of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe the Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities does not adversely affect our regulatory capital and the Company’s and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations for Tier 1 Capital.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At September 30, 2007, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $73.8 million. Additionally, we had available to us through our subsidiary bank $5.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary bank had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $23.6 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
To finance our continued growth and planned expansion activities, we issued a total of 690,000 shares of common stock in an initial public offering that closed in December 2005, including the exercise of the underwriter’s over-allotment option in January 2006. The sale of our common stock in the initial public offering provided immediate liquidity. Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The proceeds from the offering were applied to the repayment of $3.0 million in debt, with an additional $5.0 million injected into the capital at CapitalSouth Bank to support continued growth of our lending activities, and continued growth and expansion of our current markets. The remaining proceeds were used to fund a portion of the cash proceeds paid to the shareholders of Monticello Bancshares, Inc. in our acquisition that closed September 14, 2007.
The following table reflects the contractual maturities of our term liabilities as of September 30, 2007. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

Contractual Obligations

		One year or	Over one	Over three to	More than
	Total	less	to three years	five years	five years
		(Dollar amounts in thousands)
Certificates of deposit(1)	$337,701	$301,602	$18,950	$17,149	$—
Federal funds purchased and securities sold under agreement to repurchase	42,880	42,880	—	—	—
FHLB borrowings	34,584	5,000	6,200	23,384	—
Operating lease obligations	1,616	336	494	238	548
Junior subordinated debentures(2)	15,500	5,000	5,500	5,000	—

Total	$432,281	$354,818	$31,144	$45,771	$548

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007, $3,000,000 that may redeemed after December 15, 2009, $2,500,000 that may be redeemed after September 15, 2010 and $5,000,000 that may be redeemed after August 24, 2012.
Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank. Capital Bank was merged into CapitalSouth Bank effective November 3, 2006 and, therefore, no longer has capital ratios. CapitalSouth Bancorp’s total capital to risk adjusted assets ratio fell below “well capitalized” at September 30, 2007 as a result of the strong growth in assets, including the acquisition of Monticello. The Company is currently assessing its capital plan to determine the nature and timing of additions to the capital of the Company. The lower actual capital ratios for September 30, 2007 reflect the impact of the Monticello acquisition. The acquisition of Monticello was closed on September 14, 2007. Accordingly, the impact on tier I capital to average assets is less than the impact on the other two ratios for the quarter ended September 30, 2007.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth	Capital
	Capitalized	Capitalized	Bancorp	Bank	Bank
September 30, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	7.9%	9.0%	N/A
Total capital to risk adjusted assets	10.0	8.0	9.1	10.2	N/A
Tier 1 capital to average assets	5.0	4.0	9.0	10.3	N/A

December 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.2	11.9	N/A
Tier 1 capital to average assets	5.0	4.0	10.2	9.1	N/A

September 30, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.6%	10.6%	15.4%
Total capital to risk adjusted assets	10.0	8.0	13.7	11.7	16.5
Tier 1 capital to average assets	5.0	4.0	10.5	8.7	13.3
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2007 is as follows (amounts in thousands):

Commitments to extend credit	$95,606
Standby letters of credit	447
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
In connection with wholesale mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans. This is commonly referred to as interest rate locks. The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $7.8 million at September 30, 2007. The fair value of the origination commitments was a gain of $25,288 at September 30, 2007, and the fair value of the forward sales commitments was a gain of $6,797 at September 30, 2007.
Results of Operations
Net Interest Income
For the three months ended September 30, 2007, net interest income increased $579,000, or 14%, to $4,648,000, compared to $4,069,000 for the same period a year ago. For the nine months ended September 30, 2007, net interest income increased $1,178,000, or 10%, to $12,852,000 compared to $11,674,000 for the same period in 2006.
Total interest income for the third quarter and nine months ended September 30, 2007 was $10,398,000 and $28,153,000, respectively, an increase of $2,309,000, or 28.5%, compared to the same quarter last year and $5,608,000, or 24.9% on a year-to-year basis. The increase in interest income is the result of earning asset growth and an increase in yields on earning assets. Average earning assets increased 28.5% and 19.3%, respectively, for the three and nine months periods ended September 30, 2007 as compared to the same periods in 2006. Earning asset yields for the three and nine month periods ended September 30, 2007 were 7.61% and 7.62%, respectively, and represent increases of 2 and 36 basis points from yields in the same periods ended September 30, 2006, respectively. Approximately 56% of the Company’s loans are tied to variable rate indices and, accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and nine month periods ended September 30, 2007 was 8.18% and 8.23%, respectively, compared to 8.25% and 7.86% for the same respective periods in 2006.
Total interest expense was $5,750,000 for the third quarter of 2007, or a 43.0% increase compared to the same period in 2006. For the nine months ended September 30, 2007, interest expense was $15,302,000, or a 40.8% increase compared to the same period in 2006. This increase in interest expense was due in part to the 30.0% and 23.0% increase in average interest bearing deposits for the three and nine months ended September 30, 2007 as compared to the same periods in 2006, respectively. Interest expense was also impacted by the increase in the rate of interest bearing liabilities from 4.53% and 4.18% for the three and nine months ended September 30, 2006 to 4.86% and 4.87% for the same periods in 2007, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet
and Net Interest Analysis on a Fully Tax-Equivalent Basis for
the Three Months Ended September 30, 2007 and 2006

	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$462,081	$9,502	8.16%	$355,730	$7,412	8.27%
Investment securities (1)	78,347	895	4.53	66,313	673	4.03
Other earning assets	6,463	90	5.52	3,706	55	5.89

Total earning assets	546,891	10,487	7.61	425,749	8,140	7.59

Other assets	31,631			23,883

Total assets	$578,522			$449,632

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$161,037	1,656	4.08	$109,300	1,048	3.80
Savings deposits	3,416	4	0.46	3,596	3	0.33
Time deposits < $100,000	206,047	2,696	5.19	176,464	2,121	4.77
Time deposits > $100,000	39,050	506	5.14	24,332	276	4.50
State of Alabama time deposits	6,030	70	4.61	6,030	73	4.80
Federal funds purchased	29,966	417	5.52	8,493	122	5.70
FHLB advances	10,904	173	6.29	6,000	91	6.02
Repurchase agreements	997	4	1.59	10,513	133	5.02
Subordinated debentures	11,791	224	7.54	7,733	153	7.85

Total interest-bearing liabilities	469,238	5,750	4.86	352,461	4,020	4.53

Net interest spread		$4,737	2.75		$4,120	3.06

Noninterest-bearing demand deposits	57,916			53,072
Accrued expenses and other liabilities	4,513			3,824
Stockholders’ equity	47,380			40,718
Unrealized gain (loss) on securities	(525)			(443)

Total liabilities and stockholders’ equity	$578,522			$449,632

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.69			0.78

Net interest margin			3.44%			3.84%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

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
Change in Interest Income and Expenses on a Tax-Equivalent Basis

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$2,187	$(97)	$2,090
Investment securities	137	85	222
Other earning assets	38	(3)	35

Total earning assets	2,362	(15)	2,347

Interest-bearing liabilities
NOW and money market accounts	532	76	608
Savings deposits	—	1	1
Time deposits < $100k	387	188	575
Time deposits > $100k	191	39	230
State of Alabama time deposits	—	(3)	(3)
Federal funds purchased	299	(4)	295
FHLB advances	78	4	82
Repurchase agreements	(38)	(91)	(129)
Other borrowings	77	(6)	71

Total interest-bearing liabilities	1,526	204	1,730

Increase (decrease) in net interest income	$836	$(219)	$617

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet
and Net Interest Analysis on a Fully Tax-Equivalent Basis for
the Nine Months Ended September 30, 2007 and 2006

	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$412,589	$25,414	8.24%	$344,460	$20,405	7.92%
Investment securities (1)	78,887	2,698	4.57	66,860	2,031	4.06
Other earning assets	6,881	283	5.50	6,421	254	5.29

Total earning assets	498,357	28,395	7.62	417,741	22,690	7.26

Other assets	26,533			24,141

Total assets	$524,890			$441,882

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$155,991	4,966	4.26	$108,974	2,859	3.51
Savings deposits	3,332	10	0.40	3,742	10	0.36
Time deposits < $100,000	192,537	7,485	5.20	171,598	5,656	4.41
Time deposits > $100,000	30,581	1,164	5.09	25,534	773	4.05
State of Alabama time deposits	6,030	220	4.88	6,014	202	4.49
Federal funds purchased	13,731	569	5.54	6,344	249	5.25
FHLB advances	7,653	350	6.11	6,703	303	6.04
Repurchase agreements	875	11	1.68	10,963	375	4.57
Subordinated debentures	9,101	527	7.74	7,733	443	7.66

Total interest-bearing liabilities	419,831	15,302	4.87	347,605	10,870	4.18

Net interest spread		$13,093	2.75		$11,820	3.08

Noninterest-bearing demand deposits	57,235			50,938
Accrued expenses and other liabilities	3,994			3,781
Stockholders’ equity	44,299			40,146
Unrealized gain (loss) on securities	(469)			(588)

Total liabilities and stockholders’ equity	$524,890			$441,882

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.76			0.70

Net interest margin			3.51%			3.78%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

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
Change in Interest Income and Expenses on a Tax-Equivalent Basis

	Nine Months Ended September 30, 2007 Compared
	to Nine Months Ended September 30, 2006
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$4,197	$812	$5,009
Investment securities	411	256	667
Other earning assets	19	10	29

Total earning assets	4,627	1,078	5,705

Interest-bearing liabilities
NOW and money market accounts	1,497	610	2,107
Savings deposits	(1)	1	—
Time deposits < $100k	814	1,015	1,829
Time deposits > $100k	192	199	391
State of Alabama time deposits	1	17	18
Federal funds purchased	306	14	320
FHLB advances	43	4	47
Repurchase agreements	(127)	(237)	(364)
Other borrowings	79	5	84

Total interest-bearing liabilities	2,804	1,628	4,432

Increase (decrease) in net interest income	$1,823	$(550)	$1,273

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended September 30, 2007 was $1,025,000 compared to $119,000 in the same period of 2006. The increase in the provision reflects the increase in credit risk due to the strong growth in the loan portfolio and the downgrades of nine loan relationships during the quarter. Additionally, the Company has recognized some slow-down in its markets related to real estate lending activity and has accordingly provided additional reserves related to potential risks from a slower real estate market. Net loan recoveries for the third quarter of 2007 were $16,000, compared to net recoveries of $31,000 for the same period in 2006. The provision for the nine months ended September 30, 2007 and 2006 was $1,386,000 and $459,000, respectively. Annualized net recoveries as a percentage of average loans were 0.01% for the nine months ended September 30, 2007, compared to annualized net charge-offs of 0.06% for the same period in 2006.
The increase in our provision for loan losses for the three and nine month periods ended September 30, 2007 relative to the same periods in 2006 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s organic growth, the levels of past due, charged-off, classified and nonperforming loans, as well as general economic conditions. The organic net loan portfolio growth was $69.9 million from September 30, 2006 to the same date in 2007. The Company continues to experience loan growth in 2007 and, therefore, anticipates the provision for loan losses will increase to provide an adequate allowance for loan losses related to the increased credit risk due to the growth in the loan portfolio.

Noninterest Income
Noninterest income totaled $633,000 for the third quarter of 2007, an increase of $60,000, or 10.5%, compared to the same period in 2006. For the nine months ended September 30, 2007, noninterest income totaled $2,204,000, a decrease of $365,000, or 14.2%, for the same period in 2006. The following table presents the primary components of noninterest income for the three and nine month periods ended September 30, 2007 and 2006.
Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Service charges on deposit accounts	$350	15.5%	$303	$967	16.5%	$830
Investment banking income, net	53	1.9	52	254	74.0	146
Business Capital Group loan income	76	-41.5	130	663	147.4	268
Gain on sale of mortgage loans	62	NM	0	62	NM	0
Gain on sale of nonmarketable equity securities	0	0.0	0	0	NM	1,055
Other income	92	4.5	88	258	-4.4	270

Total noninterest income	$633	10.5	$573	$2,204	-14.2	$2,569

NM — not meaningful.
Total service charges, including non-sufficient funds fees, were $350,000 for the third quarter of 2007, an increase of $47,000, or 15.5%, from the same period in 2006. For the nine months ended September 30, 2007, total service charges, including non-sufficient funds fees, were $967,000, an increase of $137,000, or 16.5%. The increase is a direct reflection of the growth in the Company’s core transaction deposit accounts, changes to the fee schedule, and a partial month of service charge income from Monticello Bank. At the end of the third quarter of 2007, the Company had 10,031 transaction accounts, of which, 2,493 transaction accounts were added due to the merger with Monticello compared with 7,202 transaction accounts at the end of the third quarter 2006. We anticipate this growth will continue in 2007 due to the expansion of our banking offices, the impact of Monticello Bank for a full period, and the focus on marketing core deposits.
Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the large increases in income for the nine month period ended September 30, 2007 compared to the same periods in 2006 reflect projects closing earlier in the year in 2007 compared to 2006 and some projects from the prior year being delayed in closing until 2007. The gain on sale of mortgage loans reflects income recognized from the wholesale mortgage segment acquired in the Monticello transaction. Sales of loans by our Business Capital Group and wholesale marketing segment qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group and wholesale marketing segment.
The decrease in gain on sale of nonmarketable equity securities for the nine months ended September 30, 2007 compared with the same period in 2006 was primarily attributable to a gain of $1,055,000 from the sale of the Company’s investment in Consumer National Bank (“CNB”) in Jackson, Mississippi in connection with the acquisition of CNB by another bank in 2006.
Other income includes income on bank-owned life insurance which was $44,000 for the third quarter of 2007 compared to $41,000 for the same period in 2006. Life insurance with cash surrender values in the amounts of approximately $4.7 million and $4.5 million at September 30, 2007 and 2006, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.
Noninterest Expense
Noninterest expense for the third quarter of 2007 increased $202,000, or 5.6%, to $3,826,000 compared to $3,624,000 for the same period in 2006. For the nine months ended September 30, 2007, noninterest expense increased $256,000, or 2.4%, to $10,861,000 compared to $10,605,000 for the same period in 2006. The following table presents the primary components of noninterest expense for the three and nine month periods ended September 30, 2007 and 2006.
Noninterest Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percent			Percent
	2007	Change	2006	2007	Change	2006
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Salaries and benefits	$2,178	15.9%	$1,879	$6,195	5.6%	$5,868
Occupancy and equipment expense	649	11.5	582	1,737	4.6	1,661
Professional fees	303	-12.2	345	1,046	1.0	1,036
Advertising and marketing	97	-42.6	169	241	-52.8	511
Other expense	599	-7.7	649	1,642	7.4	1,529

Total noninterest expense	$3,826	5.6	$3,624	$10,861	2.4	$10,605

Salaries and benefits for the three months ended September 30, 2007 increased $299,000, or 15.9%, compared to the same period in 2006. Salaries and benefits for the nine month period ended September 30, 2007 increased $327,000, or 5.6%, compared to the same period in 2006. Salaries and benefits were impacted by a partial month of salaries and benefits related to the addition of employees as a result of the Monticello acquisition totaling $117,000. Stock options granted in the second quarter of 2007 have a three-year vesting schedule which decreased the related compensation expense recognized in 2007 compared to the stock options granted during the second quarter of 2006 which vested immediately. Excluding the impact of the Monticello acquisition, salaries and benefits increased by 9.7% and 3.6% for the three and nine month periods respectively compared to the same periods in 2006. As of September 30, 2007, the Company had 162 full time equivalent employees compared to 126 at September 30, 2006.
Occupancy and equipment expense for the three months ended September 30, 2007 increased $67,000, or 11.5% compared to the same period in 2006. Occupancy and equipment expense for the nine months ended September 30, 2007 increased $76,000, or 4.6%, compared to the same period in 2006. The impact of the Monticello acquisition represents $17,000 of the increase.
Professional fees for the three months ended September 30, 2007 decreased $42,000, or 12.2% compared to the same period in 2006. For the nine months ended September 30, 2007, professional fees were $1,046,000 or 1.0%, higher than for the same period in 2006.
Advertising expenses decreased $72,000 for the three month period ended September 30, 2007 compared to the same period in 2006, and decreased $270,000 for the nine month period ended September 30, 2007 compared to the same period in 2006. These decreases in expense are the result of strong deposit growth during 2007, requiring less advertising. We anticipate increased spending on marketing as strong loan demand in the fourth quarter 2007 will require stronger deposit growth to fund the loan demand.
Other expenses for the three month period ended September 30, 2007 decreased $50,000, or 7.7%, compared to the same period in 2006. Other expenses for the nine month period ended September 30, 2007 increased $113,000, or 7.4%, compared to the same period in 2006. The increase for the nine month period is due to the call of one of our economic hedge instruments during the first quarter of 2006 which resulted in the recognition of a gain on the Company’s hedge position.

Income Taxes
We recorded provision for income taxes of $154,000 for the third quarter 2007, compared to $288,000 for the same period in 2006. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 35.9% and 32.0%, respectively. For the nine months ended September 30, 2007, we recorded provision for income taxes of $929,000 compared to $1,110,000 for the same period in 2006. Our effective tax rate for the nine months ended September 30, 2007 and 2006 was 33.1% and 34.9%, respectively. Our primary permanent differences relate to tax-free income and share-based compensation expense. The decrease in the effective tax rate is primarily attributable to lower incentive stock option compensation expense for the nine months ended September 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is one of the most significant market risks affecting CapitalSouth. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to changes in market interest rates that could adversely affect our net interest income or market value of equity. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the boards of directors of our subsidiary bank, and carried out by the Asset/Liability Committee. The Committee’s objectives are to manage exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon while, at the same time, ensuring a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for the repricing characteristics of new business flow, pricing of deposit products, and investment security purchase and sale strategies.
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
The acquisition of Monticello had an insignificant impact on the Company’s net interest margin for the year to date results as a result of the timing of the acquisition. For the quarter, earning assets were not significantly impacted with the addition of the Monticello earning assets. The largest impact to the margin was as a result of the mix of deposits form Monticello coming largely from interest bearing deposits, resulting in the relative percentage of non-interest bearing deposits declining, and accordingly having a negative impact on the Company’s margin for the quarter.
The results of the September 30, 2007 CapitalSouth Bank shock modeling suggest our balance sheet is relatively neutral toward rate shocks up or down by benefiting from either direction in market rate movement. The static shock model scenarios considered changes of up and down 100 and 200 basis points during a 12-month period. The model considers, in the decreasing rate scenarios, the impact of rate floors on variable rate loans. The model also takes into consideration changing prepayment speeds for the mortgage loans and mortgage-backed securities portfolios in the varying interest rate environments. The following table summarizes the results of our latest model, including the impact of the holding company’s interest rate sensitivity which is primarily the impact that changes in the London Interbank Offered Rate (LIBOR) have on the cost of the holding company’s trust preferred securities.

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
		(Dollar amounts in thousands)
Annualized net interest income	$17,135	$16,795	$17,182	$17,023	$17,517
$ change net interest income	(47)	(387)		(159)	335
% change net interest income	(0.27)%	(2.25)%		(0.93)%	1.95%
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Controls
For the nine months ended September 30, 2007, CapitalSouth expanded its internal control system over financial reporting to incorporate procedures specifically related to its merger with Monticello Bancshares, Inc. These additional control procedures consisted of obtaining third party appraisals of certain assets acquired and liabilities assumed and other procedures to determine the fair value of the acquired net assets of Monticello. We also reviewed the financial information obtained from Monticello as of September 14, 2007 and for the period from September 14, 2007 through September 30, 2007 and performed additional procedures with respect to such information in order to determine its accuracy and reliability. CapitalSouth anticipates that it will continue to monitor and enhance its system of internal controls over financial reporting in 2007, particularly with respect to Monticello.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, refer to Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The description of legal proceedings in such Annual Report on Form 10-K remains accurate as of the end of the period covered by this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the additional risk factors discussed in the Company’s joint proxy statement-prospectus on Form S-4 dated August 8, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The remaining proceeds of approximately $3.5 million from CapitalSouth Bancorp’s December 12, 2005 initial public offering were used as part of the cash consideration paid to Monticello stockholders in the Monticello acquisition.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 12, 2007, at a special meeting, the stockholders approved the merger and the issuance of shares of CapitalSouth Bancorp common stock in connection with the Agreement and Plan of Merger by and between CapitalSouth Bancorp and Monticello Bancshares, Inc. Stockholders representing 1,953,249, or 65.1%, of the common shares outstanding as of the July 31, 2007 record date were present in person or were represented at the meeting by proxy. The following table lists the results of the stockholder votes. The table indicates the votes abstaining or cast for or against the matter as well as the number of broker nonvotes with respect to the matter.
To approve the merger and the issuance of shares of CapitalSouth Bancorp common stock in connection with the Agreement and Plan of Merger by and between CapitalSouth Bancorp and Monticello Bancshares, Inc.

Votes	Votes		Broker
For	Against	Abstentions	Nonvotes
1,764,608	186,141	2,500	0
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP
November 20, 2007	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

November 20, 2007	By:	/s/ Carol W. Marsh
Carol W. Marsh
Chief Financial Officer