Form 10-K
period 2007-12-31
CapitalSouth Bancorp
filed 2008-03-31
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐      No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐      No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑
     As of June 30, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $38,313,944 based on the closing price of $16.24 as reported on the Nasdaq Global Market.
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2008

Common Stock, $1.00 par value per share	4,153,698 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2008 (Proxy Statement)	Part III

CAPITALSOUTH BANCORP
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this Annual Report on Form 10-K and in other documents that we incorporate by reference into this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 31, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. We intend these forward-looking statements to be covered by the safe harbor provisions for “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we include this statement for purposes of these safe harbor provisions. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation or a decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	our ability to maintain required capital levels and adequate sources of funding and liquidity;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	our ability to receive dividends from our subsidiary;

•	the effects of critical accounting policies and judgments;

•	fluctuations in our stock price;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Annual Report on page 19.
     Dividends are paid at the discretion of our board of directors and are subject to various regulatory restrictions on us and with respect to dividends payable by our subsidiary bank, which is our primary source of cash flow. Due to our net loss in 2007, discretionary approval by regulatory authorities is necessary for our subsidiary bank to pay dividends. In June 2006 we changed from a semi-annual dividend to a quarterly dividend. We declared a quarterly per-share dividend in the amount of $0.06 in March 2007 and declared a quarterly dividend of $0.065 in June 2007, September 2007, and December 2007. Our board of directors presently intends to continue the payment of quarterly cash dividends. We declared total per-share dividends of $0.255 for 2007, $0.18 for 2006, $0.20 for 2005, $0.18 for 2004 and $0.16 for 2003. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, financial condition and ability to service any equity or debt obligations senior to our common stock, and will depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of our subsidiary bank, its financial condition and its need for funds. For additional discussion of restrictions on our ability and the ability of our subsidiary bank to pay dividends under applicable law and financing covenants, see “Supervision and Regulation — Payment of Dividends” on page 14 and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” on page 25.
Item 1 BUSINESS
CapitalSouth Bancorp
     We are a bank holding company headquartered in Birmingham, Alabama. Through our wholly-owned bank subsidiary, we currently operate twelve full service banking offices located in the metropolitan areas of Birmingham, Huntsville and Montgomery, Alabama, and Jacksonville, Florida, and also operate a commercial loan production office in Atlanta, Georgia. Through Mortgage Lion, Inc. we operate a wholesale mortgage origination office in Fitzgerald, Georgia.
     We were originally incorporated as a Delaware corporation in 1990 under the name Financial Investors of the South, Inc. We operated under that name until September 2005, when we changed our name to CapitalSouth Bancorp.
     In 1992, we acquired all of the capital stock of our bank subsidiary, CapitalSouth Bank, at which time we became a registered bank holding company. CapitalSouth Bank was chartered in 1975 as an Alabama banking corporation headquartered in Fultondale, Alabama under the name Bank of Alabama. In 1994, we relocated the charter and headquarters of Bank of Alabama to Birmingham, Alabama. Bank of Alabama operated under that name until September 2005 when we changed the name to CapitalSouth Bank to better reflect our expansion outside the state of Alabama. On September 14, 2007, we completed the acquisition of Monticello Bancshares, Inc. and its wholly-owned subsidiaries, Monticello Bank and Mortgage Lion, Inc. Our acquisition of Monticello added two branch offices in the Jacksonville, FL market and a residential mortgage origination office located in Georgia.
     From December 31, 2003 to December 31, 2007, we have achieved strong internal growth and growth from acquired assets in 2007. Specifically, during this period we have:
•	increased our total assets from $293.2 million to $767.5 million;

•	increased our total deposits from $202.5 million to $593.3 million;

•	increased our total net loans from $203.3 million to $613.2 million; and

•	expanded our branch network from four to ten banking offices.
     Our business is focused upon serving the needs of small to medium-sized business borrowers and individuals in the metropolitan markets we serve. Through CapitalSouth Bank, we offer a range of commercial banking services. Our lending focuses upon loans that are secured primarily by single and multi-family real estate, residential construction loans, loans secured by owner-occupied commercial buildings and other types of commercial loans to a variety of small and medium-sized businesses for a variety of purposes. Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. In the Birmingham and Montgomery, Alabama and Jacksonville, Florida areas we supplement our branch facilities with our courier service that picks up deposits from local business customers. We also offer remote deposit to business customers in all of our markets. We actively pursue business relationships by using the business contacts of our board of directors, senior management and local bank officers, thereby capitalizing on our knowledge of our local marketplaces.
     We own, as an indirect subsidiary of CapitalSouth Bank, an insurance agency, CapitalSouth Insurance, Inc., an Alabama corporation (CS Agency). CS Agency sells life and property casualty insurance and annuities. It does not retain or reinsure any of the underwriting risk with respect to such policies. We also own, as a subsidiary of CapitalSouth Bank, Mortgage Lion, Inc., a Georgia corporation (MLI). MLI is a wholesale originator of primarily conventional residential mortgages that are sold in the secondary market. We own Security Mutual Financial Services, Inc., (SMFS) through CapitalSouth Bank. SMFS currently services a portfolio of real estate mortgages and other loans, but no longer originates any loans.

Recent Developments
     We opened a new full-service banking office in the San Marco area of Jacksonville, Florida on February 11, 2008. San Marco is a thriving shopping and entertainment area close to the downtown business district of Jacksonville.
     We opened a new full-service banking office in Madison, Alabama on March 6, 2008. Madison is a fast-growing town close to Huntsville, Alabama. This location will act as both a means for new market penetration, and as a means to better serve the Bank’s existing customers in the larger Huntsville market.
     Due to the goodwill impairment charge recorded in the fourth quarter of 2007, CapitalSouth Bank is reporting an accumulated deficit. Accordingly, pursuant to the Alabama Banking Code and Federal Reserve regulations, the Bank is required to obtain approval from the Alabama State Banking Department and the Federal Reserve to pay dividends to the parent company. On March 21, 2008, the Bank received approval to pay the first quarter dividend to the parent company in an amount not to exceed the first quarter’s earnings so long as the Bank maintains a Tier 1 Capital ratio of 7.00%, and otherwise remains well capitalized.
Our Subsidiary
     CapitalSouth Bank
     CapitalSouth Bank is an Alabama banking corporation that was chartered in 1975 as Bank of Alabama in Fultondale, Alabama. CapitalSouth Bank is primarily regulated by the Board of Governors of the Federal Reserve System and the Alabama State Banking Department, and is also subject to regulation by the Federal Deposit Insurance Corporation.
     CapitalSouth Bank currently operates twelve full service banking offices in the metropolitan areas of Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida. We operate a loan production office in Atlanta, Georgia and a wholesale mortgage loan origination office through Mortgage Lion, Inc. in Fitzgerald, Georgia. CapitalSouth Bank’s board of directors includes five of the persons serving on CapitalSouth’s board of directors and other business people who are residents of the Birmingham and Montgomery area. CapitalSouth Bank also provides Internet banking services at www.capitalsouthbank.com as well as personal investment services.
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
     To serve the growing population of small and medium-sized businesses in our markets, we offer SBA lending services and other similar programs for the small and medium-sized business owner. This product group has become a significant source of income for CapitalSouth. We have a courier service that provides free pick-up and delivery of deposits and important non-cash documents for our business customers that maintain an average account balance in excess of $25,000. For a fee, customers with cash deposits can also request armored courier service. We provide Internet banking (www.capitalsouthbank.com) that allows customers 24-hour web-based access to their accounts. We also have a commercial banking center in each branch of CapitalSouth Bank that provides dedicated service and support to our business customers. We also offer the option of using a remote capture product that allows certain commercial customers to remit deposits from their place of business.
     With the acquisition of Monticello Bancshares, we acquired Mortgage Lion, Inc., a wholesale residential mortgage loan origination operation. Mortgage Lion, Inc. originates primarily conventional residential real estate mortgage loans which are sold in the secondary market. We have utilized this platform to also offer our retail customers the ability to obtain residential mortgages. This acquisition has provided the Company with another source of non-interest income, representing 5.0% of non-interest income for the year ended December 31, 2007.
     Expand Our Commercial Loan Origination Program. The Business Capital Group of CapitalSouth Bank originates owner-occupied real estate loans for small and medium-sized business customers. We generally limit our credit risk on these transactions because we fund them only when we have a firm purchase commitment for the loan from a third party institution or they are closed in the name of our correspondent lender. Fees generated through our Business Capital Group represent a significant source of noninterest income and accounted for approximately 25.8% of our noninterest income for the year ended December 31, 2007 and 17.6% of noninterest income for the year ended December 31, 2006. Our Business Capital Group is active in all markets where we have a banking presence and the activities of our Business Capital Group are the primary ones at our loan production office. We believe we can continue to expand the market areas where our Business Capital Group is active and the volume of its originations due to the complementary nature of our overall small and medium-sized business banking strategy and expertise.
     Maintain High Asset Quality. We consider asset quality to be of primary importance and have taken measures to ensure that despite growth in our loan portfolio we consistently maintain strong asset quality. Due to the deteriorating conditions in the markets we serve, we have experienced deterioration in our credit quality. In response to these conditions, we have hired a specialist to work full time on monitoring our problem assets and facilitate workouts as warranted to minimize the overall negative impact to the Company. Our loan review process covers 25% to 30% of the portfolio over a 12-month cycle. More frequent loan reviews may be completed as needed or as directed by the board of directors.
     At December 31, 2007, our nonperforming assets as a percentage of total assets were 2.27% compared to 0.45% at December 31, 2006, a significant increase, with approximately 68 basis points due to nonperforming loans added as a result of the Monticello acquisition. The acquisition-related nonperforming loans have been recorded at fair value, which was below carrying value on Monticello’s books. Additionally, our net charge-offs as a percentage of average loans at December 31, 2007 were 0.09%, compared to 0.04% as of December 31, 2006. Loans 90 days past due, as a percentage of total loans, were 2.24% and 0.01% as of December 31, 2007 and 2006, respectively. At December 31, 2007, the ratio of our allowance for loan losses to total loans was 1.43%, compared to 1.15% as of December 31, 2006, an increase of 28 basis points in direct response to the increase in non-performing assets and deterioration in the economy. Further, we have discounted impaired loans to their estimated fair value acquired in the Monticello transaction in accordance with Statement of Accounting Position 03-3 by approximately $1.6 million.
     Utilize Our Foundation for Growth. We believe we will be able to take advantage of the economies of scale typically enjoyed by larger organizations as we expand our franchise. We believe the investments we have made in our data processing, staff and branch networks are key to supporting a larger organization. Furthermore, we are targeting an improved efficiency ratio. With the increased asset base realized from the Monticello acquisition, and as we realize increased efficiency due to the centralization of processing, we anticipate an improved efficiency ratio in 2008 with respect to the Monticello transaction. As we continue to grow our franchise, some level of continued investment will be required. We believe the effect of these trends should improve our profitability over time. Recent growth in our franchise has limited our profitability, and further growth may continue to do so. However, we believe we are making an investment for our future.
     Our net loss for the year ended December 31, 2007 was approximately $15.3 million compared to net income of $2.9 million for the year ended December 31, 2006. In light of recent and significant adverse changes in the general business climate, we evaluated our recorded goodwill, substantially all of which was created in connection with the September 2007 acquistion of Monticello. This analysis led to a fourth quarter non-cash charge of approximately $17 million, resulting in a loss for the year. The charge to goodwill had no effect on our cash flow or the regulatory capital of CapitalSouth or CapitalSouth Bank. Our return on average equity for the year ended December 31, 2007 was -31.32% and our return on average assets was -2.58%, compared to 7.33% and 0.65%, respectively, for the same period in 2006. CapitalSouth Bancorp’s Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and Tier 1 capital to average assets ratios were 8.2%, 9.4% and 6.5%, respectively, as of December 31, 2007, compared to 12.1%, 13.2% and 10.2%, respectively, as of December 31, 2006. CapitalSouth Bancorp’s Tier 1 capital ratios exceed the minimum capital ratios for well capitalized institutions for each respective period. In 2007, CapitalSouth Bancorp’s total capital to risk adjusted assets fell below 10.0% to qualify for well capitalized status at the holding company due to our growth in assets. Management is currently evaluating possible capital sources to return the Company to a “Well Capitalized” level. CapitalSouth Bank’s Tier 1 capital to risk adjusted assets, total capital to risk adjusted assets and Tier 1 capital to average assets ratios were 9.2%, 10.5% and 7.4%, respectively, as of December 31, 2007, compared to 10.8%, 11.9%, and 9.1%, respectively, as of December 31, 2006. All regulatory capital ratios for CapitalSouth Bank exceed the minimum capital ratios for well capitalized institutions for each respective period. Our efficiency ratio, excluding the effects of the goodwill impairment charge, for the year ended December 31, 2007 was 73.64%, compared to 73.08% for the same period in 2006. This increase was due in part to the one time costs associated with the Monticello acquisition. All operations have been converted and integrated into CapitalSouth’s operations which should improve efficiency in 2008.
Market Area and Competition
     We currently conduct business principally through our twelve banking offices, focusing on the metropolitan areas of the southeastern United States. Based upon data available on the FDIC website as of June 30, 2007, CapitalSouth Bank’s total deposits in the Birmingham-Hoover MSA ranked 13th among 44 financial institutions, and represented approximately 1.33% of the total deposits, in the Birmingham-Hoover MSA. Based upon data available on the FDIC website as of June 30, 2007, CapitalSouth Bank’s total deposits in the Huntsville MSA ranked 13th among 20 financial institutions, and represented approximately 1.12% of the total deposits, in the Huntsville MSA. Based upon data available on the FDIC website as of June 30, 2007, CapitalSouth Bank’s total deposits in the Montgomery MSA ranked 18th among 20 financial institutions, and represented approximately 0.79% of the total deposits, in the Montgomery MSA. Based upon data available on the FDIC website as of June 30, 2007, CapitalSouth Bank’s total deposits in the Jacksonville, Florida MSA (including Monticello deposits) ranked 17th among 43 financial institutions, and represented approximately 0.64% of the total deposits, in the Jacksonville MSA.

			Total		Market Share
	Number of	Our Market	Market		Percentage
Market	Branches	Deposits	Deposits	Ranking	(%)
		(Dollar amounts in millions)
Alabama:
Birmingham-Hoover MSA	5	$313	$23,621	13/44	1.33%
Huntsville MSA	1	64	5,734	13/20	1.12
Montgomery MSA	2	48	6,099	18/20	0.79
Florida:
Jacksonville MSA (1)	3	187	29,331	17/43	0.64

(1)	Results include Monticello Bank branches and deposits.

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
     Many other commercial or savings institutions currently have offices in our primary market areas. These institutions include many of the largest banks operating in Alabama and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. One hundred two different commercial or savings institutions are represented within our market areas. Virtually every type of competitor for business of the type we serve has offices in Birmingham, Huntsville and Montgomery, Alabama and Jacksonville, Florida. In our Birmingham, Huntsville and Montgomery market areas, our five largest competitors are generally Regions Bank, Wachovia Bank, Compass Bank, Colonial Bank and First Commercial Bank. In Jacksonville, Florida, Bank of America, SunTrust Bank and EverBank are among the five largest competitors, and three of the others listed for Alabama are in the top ten. These institutions, as well as other competitors of ours, have greater resources, have broader geographic markets, have higher lending limits, offer various services that we do not offer and can better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and owner-occupied commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes. Our loan portfolio at December 31, 2007 was comprised as follows:

	Dollar	Percentage of
Type	amount	portfolio
	(In thousands)
Single family residential	$137,199	22.0%
Consumer	7,299	1.2
Commercial and industrial	101,725	16.4
Non-owner-occupied commercial real estate	75,014	12.1
Owner-occupied commercial real estate	96,360	15.4
Commercial acquisition and development	27,594	4.4
Commercial construction	58,997	9.5
Residential acquisition and development	59,441	9.6
Residential construction	58,482	9.4

Total	$622,111	100.0%

     In addition, we have entered into contractual obligations, via lines of credit and standby letters of credit, to extend approximately $80.1 million in credit as of December 31, 2007. We use the same credit policies in making these commitments as we do for our other loans. At December 31, 2007, our contractual obligations to extend credit were comprised as follows:

		Percentage of
	Dollar	contractual
Type	amount	obligations
	(In thousands)
Single family residential	$11,415	14.3%
Consumer	994	1.2
Commercial and industrial	32,633	40.7
Non-owner-occupied commercial real estate	3,498	4.4
Owner-occupied commercial real estate	2,830	3.5
Commercial acquisition and development	1,757	2.2
Commercial construction	15,020	18.8
Residential acquisition and development	2,140	2.7
Residential construction	9,798	12.2

Total	$80,085	100.0%

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
     We have approximately four correspondent lenders with whom we regularly do business. Most of them are banks which are located outside our market areas. In some cases, we will provide a construction loan which is repaid upon completion of the project through our correspondent’s term loan. We obtain a commitment for that loan to be made as part of our underwriting of the construction loan.
     We continue to have significant fees generated through our Business Capital Group. In 2007, we originated approximately $16.9 million in loans and in 2006 we originated $21.0 million in loans through our Business Capital Group. Our Business Capital Group is active in all markets where we have a banking presence and through our loan production office in Atlanta, Georgia. We believe that we can continue to expand the market areas where the Business Capital Group is active as well as the volume of its originations. This is because the activities are complementary to our overall small and medium-sized business banking strategy and require expertise and solid correspondent relationships that we have in place.
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
     Lending Policies. The board of directors of our bank subsidiary has established and periodically reviews our lending policies and procedures. We have established common documentation and policies, based on the type of loan, for all of our offices. There are regulatory restrictions on the dollar amount of loans available for each lending relationship. The Alabama Banking Code provides that no loan relationship may exceed 10% of a bank’s capital on an unsecured basis or 20% on a fully secured basis. At December 31, 2007, our legal lending limit for secured loans was approximately $15.4 million for CapitalSouth Bank. In addition, we have established a separate “house” limit and procedure for consideration of loan requests exceeding certain limits for CapitalSouth Bank for each lending relationship.
     CapitalSouth Bank has a house lending limit based on a credit risk grade, with the limit for acceptable risk of $7.0 million, average risk of $8.5 million, moderate risk of $10.0 million, and minimal or lowest risk of $12.0 million. The Credit Committee of CapitalSouth Bank is authorized to approve new and renewal loans in amounts up to $4.0 million. The Executive Loan Committee, Loan Committee of the board of directors and the full board of directors of CapitalSouth Bank are each authorized to approve loans in amounts up to the legal limit.
     We occasionally sell participation interests in loans to other lenders, primarily when a loan exceeds our house lending limits.
     Concentrations. The nature of our commercial banking operations allows for diversification of depositors and borrowers, and we believe that our business does not depend upon a single or a few customers.
Deposits
     Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and businesses in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Secondary sources of funding include advances from the Federal Home Loan Bank of Atlanta and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which, at times, are more beneficial to us. Generally speaking, our only out-of-market deposits are certificates of deposit generated through our Internet banking service and brokered deposits. Internet originated certificate of deposits represented 1.97% of total deposits as of December 31, 2007 and brokered deposits represented 1.7% of total deposits as of December 31, 2007.

Other Banking Services
     Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking, remote capture, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States, as well as in other countries.
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
Employees
     On December 31, 2007, we had 149 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In recent years, the assessment has been set at $0.00 for well-capitalized banks in the top supervisory subgroup, but effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. For 2007, CapitalSouth Bank qualified for Risk Category I. Risk Category I generally includes banks that are “well-capitalized” and that receive a composite CAMELS rating of 2 or higher. For banks under $10 billion in total assets in Risk Category I, the 2007 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The final determination of the actual assessment is dependent upon certain risk measures as defined in the final rule.
     Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC insurance. The additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to the banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. The credit is to be used to offset future premiums. At the beginning of 2007, CapitalSouth Bank had a credit of approximately $131,000. This entire credit was utilized in 2007 and approximately $354,000 of deposit insurance was recorded in 2007.
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
     In order to be considered “well capitalized,” the ratio of total capital to risk-weighted assets must equal at least 10%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 6% of risk-weighted assets in order to be “well capitalized.” Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 our ratio of total capital to risk-weighted assets was 9.4% and our ratio of Tier 1 Capital to risk-weighted assets was 8.2%. The company is currently evaluating its alternatives to raise additional capital to restore its Total Capital to a “well capitalized” level.
     In addition, the Federal Reserve Board has established minimum guidelines for the ratio of Tier 1 Capital to average assets for bank holding companies (leverage ratio). These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a ratio of Tier 1 Capital to average assets of at least 4%. At December 31, 2007, our ratio of Tier 1 Capital to average assets was 6.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
     CapitalSouth Bank was classified as “well capitalized” in all categories at December 31, 2007. CapitalSouth was classified as “well capitalized” in Tier 1 capital to risk adjusted assets and Tier 1 to average assets, but was categorized as “adequately capitalized” in Total Capital to Risk Adjusted Assets.

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
     Payment of Dividends
     CapitalSouth is a legal entity separate and distinct from CapitalSouth Bank. The principal source of CapitalSouth’s cash flow, including cash flow to pay its debts, dividends senior in preference and dividends to its common stockholders, is dividends CapitalSouth Bank pays to its sole shareholder, CapitalSouth. Statutory and regulatory limitations apply to CapitalSouth Bank’s payment of dividends to CapitalSouth as well as to CapitalSouth’s payment of dividends to its stockholders.
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
     CapitalSouth Bancorp has expenses and repayment obligations with respect to our trust preferred securities, corresponding subordinated debt securities, unsecured junior indebtedness of $7,030,300 to Mr. James C. Bowen (the outstanding principal balance of which on March 28, 2008 was $6,630,300) incurred in connection with the acquisition of Monticello (the “Bowen Note”) and the amount of indebtedness outstanding on our senior secured line of credit with Alabama Bankers Bank, which had a maximum availability of $5 million and an outstanding principal balance of $1,000,000 on March 28, 2008 (the “Revolving Line of Credit”). The Revolving Line of Credit is secured by a pledge of the stock of our subsidiary bank and has a maturity of January 18, 2009. The Bowen Note is amortized quarterly in the amount of $400,000 and had an original 5 year maturity. We will be restricted from payment of dividends on our common stock if we have deferred payments of the interest, or if an event of default has occurred, on our junior subordinated debentures or an event of default has occurred on the Revolving Line of Credit.
     Dividend Rights
     Subject to any preferences for preferred shares then outstanding, each share of our common stock is entitled to participate equally in dividends as and when declared by the board of directors out of funds legally available therefor. There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Federal Reserve Board policy also discourages borrowing in order to fund the payment of dividends.
     CapitalSouth’s principal source of cash revenues is from dividends from our subsidiary bank, CapitalSouth Bank. As of December 31, 2007, due to our net loss and its impact on our retained earnings, discretionary regulatory approval is required for the payment of dividends by our subsidiary bank to us under applicable regulatory restrictions.
     As a member of the Federal Reserve System, our subsidiary bank is subject to the dividend restrictions that would be applicable to a national bank. The Federal Reserve Board implements these statutory restrictions through Regulation H, which, among other things, provides that a member bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income during the current calendar year and its retained net income for the prior two calendar years, unless the Federal Reserve Board has approved the dividend. Regulation H also provides that a member bank may not declare or pay a dividend if the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income, unless the Federal Reserve Board has approved the dividend. Holders of at least two-thirds of the outstanding shares or each class of the bank’s outstanding stock, in our case, CapitalSouth as sole stockholder of our subsidiary bank, must also approve the dividend. Additionally, there are other potential restrictions and prohibitions if a bank were to be less than well-capitalized.

     As an Alabama state-chartered bank, our subsidiary bank is also subject to limitations under Alabama law on the payment of dividends. The provisions for payment of dividends by our subsidiary bank under Alabama law are similar to the provisions of Regulation H, although the manner in which available prior years’ earnings is calculated differs. Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its stated capital. CapitalSouth Bank has satisfied this requirement. Prior written approval of the Superintendent of Banks of the State of Alabama (the Superintendent) is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years. This is calculated by netting any losses during such period and then deducting dividends previously paid, with a similar, independent calculation made in succeeding years; i.e., loss amounts previously “carried back” must again be considered. Thus, CapitalSouth Bank must take into account the impact on earnings of the 2007 loss in 2008 and 2009. Further, no dividends, withdrawals or transfers may be made from a bank’s surplus without the prior written approval of the Superintendent.
     Due to the size our 2007 net loss, CapitalSouth Bank has no earnings “carryforward” from 2006 or 2007 to support the payment of dividends to CapitalSouth. For the same reason, as of December 31, 2007, CapitalSouth Bank had negative retained earnings of $6,861,700. Unless and until earnings of CapitalSouth Bank are sufficient to eliminate this deficit in retained earnings, discretionary regulatory approvals by the Superintendent and the Federal Reserve Board are required for payment of dividends by CapitalSouth Bank to CapitalSouth. In light of this, CapitalSouth Bank sought permission in the first quarter of 2008 from the Federal Reserve Board and the Alabama State Banking Department to pay dividends to the holding company. Both the Federal Reserve Board and the Alabama State Banking Department have approved the payment of a dividend with respect to the first quarter of 2008 of up to the amount of our subsidiary bank’s earnings for the quarter ending March 31, 2008, as long as CapitalSouth Bank maintains a Tier 1 leverage capital ratio of at least 7% after payment of such dividend. Approval of similar future dividends is discretionary on the part of the Federal Reserve Board and the Alabama State Banking Department and will take into consideration results of future examinations of our banking subsidiary, capital and earnings plans, the amount of any future capital provided to our bank subsidiary and our ability to serve as a source of capital for our subsidiary bank.
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
     Subject to receipt of such regulatory approval, we expect to primarily utilize our subsidiary bank’s earnings, if any, in 2008 and thereafter, so long as our subsidiary bank remains well-capitalized and maintains a Tier 1 leverage capital ratio of at least 7.0%, to support payment of dividends to the holding company to service the subordinated debt securities, the Bowen Note, the Revolving Line of Credit, to fund operating needs and, in the discretion of the Board of Directors, to pay a common stock dividend.
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
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because CapitalSouth has only two active affiliates, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
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

Executive Officers of the Registrant
Executive Officers
     The following table sets forth the name, age, primary occupation and business experience of executive officers as of December 31, 2007.

Position with CapitalSouth and
Name (Age)	business experience during the past 5 years

W. Dan Puckett (62)	1990-present	Chairman, Chief Executive Officer and Director of CapitalSouth and CapitalSouth Bank

W. Flake Oakley, IV (54)	2007-present	President and Director of CapitalSouth
	2006	Bank Consultant
	2003-2005	President, Colonial Bancgroup
	1981-2003	Chief Financial Officer, Colonial Bancgroup

John E. Bentley (47)	2002-present	CapitalSouth Bank President and Chief Operating Officer
(City President, Birmingham 2005 to 2007; Senior Vice President and Manager of Commercial Banking 2002 to 2005; assumed Manager of Consumer Banking December 2004)

Carol W. Marsh (46)	2003-present	CapitalSouth and CapitalSouth Bank — Senior Vice President and Chief Financial Officer
	2001-2003	Compass Bank — Director of Finance for the Consumer Banking Sales Delivery Group

Richard T. Perdue (53)	2004-present	CapitalSouth Bank — City President, Huntsville
	2001-2004	Union Planters Bank — Senior Vice President and Commercial Sales Manager

William D. Puckett, II (37)	2004-present	CapitalSouth Bank — City President, Birmingham (Senior Vice President and Manager Real Estate Banking 2004 to 2007)
	1997-present	CapitalSouth Bank — Senior Vice President and Manager of Business Capital Group

H. Fred Coble, Jr. (47)	2005-present	CapitalSouth Bank — City President, Jacksonville
	2003-2005	AmSouth Bank — Senior Vice President and Commercial Middle Market Manager
	2001-2003	AmSouth Bank — Senior Vice President and Area Credit Officer

Daniel W. Gibson (52)	2007-present	CapitalSouth Bank — Senior Vice President and Chief Credit Officer
	2005-2007	CapitalSouth Bank — Senior Lender and Credit Administrator
	2000-2005	Wachovia Bank (successor to SouthTrust Bank) — Senior Underwriter and Commercial Credit Product Manager
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
Risks Related to Our Business
A significant portion of our loan portfolio could become under-collateralized due to the real estate market decline, which could have a material adverse effect on our asset quality, capital structure and profitability.
     A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes which are under construction. At December 31, 2007, approximately 80% of our loans had real estate as a component of collateral. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides an alternate source of repayment in the event of default may deteriorate in value during the term of the loan. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio with the recent real estate market downturn.
Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.
     We have paid cash dividends in the past. We continually evaluate, as part of our overall capital plan, whether to continue, reduce or eliminate our common stock dividend. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. In any event, as part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business and our capital needs. In addition, our ability to pay dividends is restricted by federal and state laws and policies, including various regulatory restrictions with respect to dividends payable by our subsidiary bank, which is our primary source of cash flow. Due to our net loss in 2007, discretionary approval by regulatory authorities is necessary for CapitalSouth Bank to pay dividends. Though such approval was obtained with respect to the first quarter of 2008, no assurance can be provided that any such further approval can be obtained or what conditions may be associated with it. See “Business — Supervision and Regulation — Dividends Rights” on page15.
Our holding company structure and regulations applicable to us can restrict our ability to provide liquidity to meet our obligations.
     Our business operations and related generation of cash flow principally occur in our subsidiary bank. Significant parts of our capital markets obligations, including payment on secured debt under our $5.0 million line of credit, and unsecured junior debt incurred in connection with our acquisition of Monticello, along with dividends on trust preferred securities and the related debentures, are obligations of the holding company. Historically, the holding company has relied upon dividends from our subsidiary bank to fund these types of obligations. Due to our net loss in 2007, which subjects us to a requirement to obtain discretionary regulatory approval in order to pay dividends from our subsidiary bank to the holding company, we face uncertainty upon our ability to continue to operate in this manner. Although such approval was obtained with respect to the first quarter of 2008, no assurance can be provided that any such further approval can be obtained or what conditions may be associated with it. See “Business — Supervision and Regulation — Dividend Rights” on page 15. At the present time, the holding company has limited resources in order to meet such obligations in the absence of payment of dividends from our subsidiary bank. These resources include a limited amount of cash on hand and the ability to make further draws on its line of credit, which matures on January 18, 2009. In light of this, we may determine that it is necessary or appropriate to raise capital or seek other financing sources and/or take steps to reduce our cash payment obligation at the holding company level which could include suspension of common stock or trust preferred stock dividends.

Our business strategy historically included the pursuit of a strong growth strategy, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     In light of current market conditions and capital constrictions, we are unlikely to continue our growth at historic levels during the coming year. While we intend to continue pursuing a growth strategy for our business, any such growth will be carefully managed in light of current constrictions on capital levels. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including an improvement in current market conditions, the availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. There can be no assurance of success or the availability of growth opportunities.
Our plans for future expansion and bank acquisitions depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth through acquisitions could have a material adverse effect on our business, financial condition, results of operations and future prospects.
     We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions. Expansion involves a number of risks, including:
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
Current economic conditions may require us to raise additional capital in the future, and unavailability of additional capital could adversely affect our financial condition and results of operations.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate. We anticipate issuing additional capital to restore our Total Risk Based capital ratio to a well capitalized level. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.
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

     If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses as of December 31, 2007, December 31, 2006, and December 31, 2005 was $8.9 million, $4.3 million, and $3.9 million, respectively.
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
     Our success is, and is expected to remain, highly dependent on certain executive officers, especially W. Dan Puckett, W. Flake Oakley IV, John E. Bentley, Carol W. Marsh, Daniel W. Gibson, Richard T. Perdue, William D. Puckett, II, John P. Ronan and H. Fred Coble, Jr. This is particularly true because, as a small commercial bank, we depend on our management team’s ties to the community to generate business for us. Our rapid growth will continue to place significant demands on our management, and the loss of services from a member of our current management team may have an adverse effect upon us. We do not have employment agreements or non-compete agreements with any of our executive officers. In the absence of these types of agreements, our executive officers are free to resign their employment at any time and accept an offer of employment from another company, including a competitor. If we fail to retain our key employees, our growth and profitability could be adversely affected.
Our directors and executive officers own a significant portion of our common stock and can exert significant control over our business and corporate affairs.
     Our directors and executive officers, as a group, beneficially owned approximately 23% of our outstanding common stock as of December 31, 2007. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.
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
Risks Related to Our Industry
Our stock price is volatile
     Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:
•	Actual or anticipated variations in earnings;

•	Changes in analysts’ recommendations or projections;

•	Our announcements of developments related to our businesses;

•	Operating and stock performance of other companies deemed to be peers;

•	Actions by government regulators;

•	New technology used or services offered by traditional and non-attritional competitors; and

•	News reports of trends, concerns and other issues related to the financial services industry.
     Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of such stock may not be indicative of future market prices.
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
     One source of our noninterest income is gains on the sale of loans, including SBA loans, through our Business Capital Group and mortgage loans through our wholesale mortgage segment. Changes in interest rates may negatively affect our ability to originate these loans and our ability to realize gains on the sale of these loans. See “Business” on page 2.
An economic downturn or natural disaster, especially one affecting our market areas, could adversely affect our financial conditions, results of operations or cash flow.
     We are subject to the local economies in the MSA’s of Birmingham-Hoover, Huntsville and Montgomery, Alabama and Jacksonville, Florida. Our success depends in part upon the stability or growth in population, income levels, deposits and housing starts in our primary market areas. If prevailing economic conditions locally or nationally decline, or continue to decline, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and on our financial performance. Economic recession over a prolonged period or other economic factors in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies of our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Alabama and Florida is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a small commercial bank, we are less able to spread the risk of unfavorable local economic conditions than are larger national or regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur. The Florida market, including our Jacksonville banking office, and portions of our Alabama market, principally south of Montgomery, are also subject to risks from hurricanes. Though to date we have not been adversely impacted by recent storms, hurricanes may damage or dislocate our facilities (though we have computer back-up and other emergency contingency plans in place), may damage or destroy collateral, adversely affect the livelihood of borrowers and otherwise cause significant economic dislocation in affected areas. See “Business” on page 2.
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
     As a relatively new public company, the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (SOX), and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq will apply to our operations. These laws and regulations increase the scope, complexity and cost of corporate governance, reporting and disclosure practices. Despite our conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance. Our expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations that we are subject to as a public company.
     We have conducted a comprehensive review and confirmation of the adequacy of our existing systems and controls as required under Section 404 of SOX. While we have not discovered any major deficiencies in our systems and controls, we may discover deficiencies in the future. If that is the case, we intend to take the necessary steps to correct any deficiencies, and these steps may be costly to us and may strain our management resources. Our inability to comply with SOX and subsequent public disclosure of that fact may result in a decline in the market price for our common stock.

Changes in monetary policies may have an adverse effect on our business.
     Our results of operations are affected by policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings. See “Business — Supervision and Regulation” on page 10.
Item 1B UNRESOLVED STAFF COMMENTS
     None
Item 2 PROPERTIES
     During 2007, we conducted our business primarily through our office located at 2340 Woodcrest Place, Suite 200, Birmingham, Jefferson County, Alabama. This location, which also serves as CapitalSouth Bank’s main office, opened for business as a bank office in 1994. CapitalSouth Bank acquired ownership of the building which includes our main office in 2005. We presently own a parcel of property on Carmichael Road in Montgomery, Alabama, near the present main office in Montgomery. We are currently constructing a new Montgomery main office on that site and project moving to this location in the second quarter of 2008.
     We believe that our banking offices are in good condition, are suitable to our needs and, for the most part, are relatively new. The following table summarizes pertinent details of our owned or leased banking and loan production offices.

State
MSA		Zip	Owned or	Date
Office Address	City	Code	Leased	Opened

ALABAMA
Birmingham-Hoover MSA
2340 Woodcrest Place	Birmingham	35209	Owned	2/10/1994
1301 Decatur Highway	Fultondale	35068	Owned	9/9/2004
260 West Valley Avenue	Homewood	35209	Leased	9/9/2005
2695 Pelham Parkway	Pelham	35124	Owned	1/18/2005
Total for Birmingham-Hoover MSA:		4 Office(s)

Huntsville MSA
2123 Whitesburg Drive	Huntsville	35801	Leased	10/15/2004
53 Hughes Road	Huntsville	35758	Leased	03/6/2008
Total for Huntsville MSA:		2 Office(s)

Montgomery MSA
4138 Carmichael Road	Montgomery	36106	Leased	12/5/2001
3311 Malcolm Drive	Montgomery	36117	Owned	12/15/2005
Total for Montgomery MSA:		2 Office(s)

Total Offices in Alabama:		8 Office(s)

FLORIDA
Jacksonville MSA
10161 Centurion Pkwy, N	Jacksonville	32256	Leased	3/10/2006
1649 Atlantic Blvd	Jacksonville	32207	Leased	2/08/2008
3288 South Third Street	Jacksonville Beach	32250	Owned	9/14/2007
10696 Old St. Augustine Road	Jacksonville	32257	Owned	9/14/2007
Total for Jacksonville MSA:		4 Office(s)

Total Office in Florida:		4 Office(s)

	Total Number of Offices: 12
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
No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
     Our common stock has been quoted on The Nasdaq Global Market under the symbol “CAPB” since December 13, 2005. Prior to that date, there was no public market for our common stock. As of March 25, 2008, there were 209 stockholders of record, and the closing price of our common stock was $7.46 per share as reported by the Nasdaq Global Market.
     The following table sets forth for the indicated periods the high and low sales prices for our common stock on the Nasdaq Global Market.

			Cash
	Closing Price		Dividends
	Per Share		Declared
	High	Low	Per Share
2007
First quarter	$19.300	$17.500	$0.060
Second quarter	18.000	15.900	$0.065
Third quarter	16.030	13.150	$0.065
Fourth quarter	13.850	8.900	$0.065

2006
First quarter	$22.000	$18.310	$0.000
Second quarter	22.970	19.850	$0.060
Third quarter	21.140	19.000	$0.060
Fourth quarter	22.000	18.750	$0.060
Dividend Policy
     Dividends are paid at the discretion of our board of directors. We have paid regular semi-annual cash dividends on our common stock since 1996. We declared a quarterly dividend in the amount of $0.06 per share in March 2007 and $0.065 per share in June 2007, October 2007 and December 2007. We have paid total dividends in the amount per share of $0.255 for 2007 and $.18 for 2006. However, the amount and frequency of cash dividends, if any, will be determined by our board of directors after consideration of our earnings, capital requirements, our financial condition and our ability to service any equity or debt obligations senior to our common stock, and will principally depend on cash dividends paid to us by our subsidiary bank. As a result, our ability to pay future dividends will depend on the earnings of our subsidiary bank, its financial condition and need for funds. In addition, payment of dividends from our bank subsidiary is subject to prior discretionary regulatory approval.

     There are a number of restrictions on our ability to pay cash dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Federal Reserve Board policy also discourages borrowing in order to fund the payment of dividends. Thus, our principal source of cash will be dividends paid by our subsidiary bank with respect to its capital stock. There are various restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Because of our net losses in 2007, our bank subsidiary is required to obtain prior regulatory approval from the Federal Reserve Board and the Alabama State Banking Department for the payment of dividends to CapitalSouth. Both the Federal Reserve Board and the Alabama State Banking Department have approved the payment of a first quarter dividend of up to the amount of our subsidiary bank’s earnings for the quarter ending March 31, 2008, as long as our subsidiary bank maintains a Tier 1 leverage capital ratio of at least 7% after payment of such dividend. Approval of similar future dividends is discretionary on the part of the Federal Reserve Board and the Alabama State Banking Department and will take into consideration results of future examinations of our banking subsidiary, capital and earnings plans, the amount of any future capital provided to our bank subsidiary and our ability to serve as a source of capital for our subsidiary bank. See “Business — Supervision and Regulation — Payment of Dividends” under Item 1 on page 14.
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
     Our aggregate net proceeds from the sale of shares of common stock in the offering were approximately $11,376,100, after deducting an aggregate of $905,625 in underwriting discounts and commissions paid to the underwriter and $655,762 in other expenses incurred in connection with the offering. We used $3 million of the net proceeds to retire debt, and injected $5 million of the net proceeds into CapitalSouth Bank as capital to support continued growth and expansion. We invested the remainder of the net proceeds as part of the consideration for the acquisition of Monticello Bancshares.
Equity Compensation Plans
     The following table sets forth information regarding our equity compensation plans under which shares of our common stock are authorized for issuance. We have two equity compensation plans currently in effect — the CapitalSouth Bancorp 2005 Stock Incentive Plan and the Directors Compensation Plan. The Directors Compensation Plan allows the issuance of shares of our common stock in place of directors’ fees. We are still administering certain awards of options which were granted and are still outstanding under our CapitalSouth Bancorp 1994 Stock Incentive Plan and CapitalSouth Bancorp 2004 Incentive Stock Option Plan, although both of those plans have expired. All data in the table below is presented as of December 31, 2007.

	Number of		Number of shares
	securities to		remaining available for
	be issued upon	Weighted-average	future issuance under
	outstanding	exercise price of	the plans (excludes
	options	outstanding options	outstanding options)

Equity compensation plans approved by security holders	153,400	$15.29	74,000
Equity compensation plans not approved by security holders	—	—	—

Total	153,400	$15.29	74,000

See Note 16 to the consolidated financial statements for information regarding the material features of the above plans.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     We did not purchase any shares of our common stock during the quarter ended December 31, 2007.
Stock Performance Graph
     The following graph shows a comparison from December 13, 2005 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2007 (the final trading day of fiscal 2007) of the cumulative total return for our common stock, the Nasdaq Global Market Composite Index, the Nasdaq Financial 100 Index and the Nasdaq Community Bank Index. This presentation assumes $100 was invested in shares of the relevant issuers on December 30, 2005, and dividends received were immediately reinvested in additional shares.

Comparison of Cumulative Total Return
CapitalSouth Bancorp
(Performance through December 31, 2007)

	Period Ending
Index	12/13/2005	12/30/2005	12/29/2006	12/31/2007
CapitalSouth Bancorp	100.00	98.97	103.58	50.25
NASDAQ Community Bank Index	100.00	97.57	108.14	81.33
NASDAQ Composite Index	100.00	97.37	108.89	119.57
NASDAQ Financial 100 Index	100.00	97.47	107.82	97.32

Item 6 SELECTED FINANCIAL DATA
     Our selected consolidated financial data is presented below as of and for the years ended December 31, 2003 through 2007. The selected consolidated financial data presented below as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, are derived from our audited consolidated financial statements and related notes in this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and related notes, along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 31.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands, except per share amounts)
Results of Operations:
Interest income	$41,531	$31,091	$21,919	$15,210	$12,856
Interest expense	23,032	15,328	8,876	5,174	5,076

Net interest income	18,499	15,763	13,043	10,036	7,780
Provision for loan losses	3,516	621	914	847	820

Net interest income after provision for loan losses	14,983	15,142	12,129	9,189	6,960
Noninterest income	3,513	3,290	2,552	2,060	2,079
Noninterest expense	16,210	13,925	10,840	8,389	6,926
Goodwill impairment charge	17,007	—	—	—	—

(Loss) Income before provision for income taxes	(14,721)	4,507	3,841	2,860	2,113
Provision for income taxes	581	1,579	1,264	983	616

Net (loss) income	$(15,302)	$2,928	$2,577	$1,877	$1,497

Common Share Data:
Basic (loss) earnings per share	$(4.62)	$0.99	$1.13	$0.84	$0.66
Diluted (loss) earnings per share	(4.62)	0.97	1.12	0.83	0.65
Cash dividends declared per share	0.26	0.18	0.20	0.18	0.16
Book value per share	11.20	13.89	12.93	11.21	10.44
Tangible book value per share	8.66	13.47	12.48	11.21	10.44
Period End Balances:
Total assets	$767,475	$481,989	$423,508	$337,696	$293,282
Earning assets	720,690	456,686	395,219	322,856	279,662
Loans, net	613,235	370,579	323,365	255,508	203,334
Securities(1)	90,930	81,697	67,886	63,948	71,630
Deposits	593,343	401,297	329,429	261,531	202,505
Borrowings(2)	120,570	34,866	52,452	47,927	66,207
Stockholders’ equity	46,500	41,348	36,874	25,130	23,273
Common shares outstanding	4,151,122	2,975,934	2,852,670	2,241,683	2,230,085
Average Balances:
Total assets	$593,690	$449,063	$369,949	$308,200	$270,333
Earning assets(3)	557,157	425,036	349,405	295,149	259,262
Loans	469,745	350,732	280,418	225,681	189,907
Deposits	486,045	373,736	300,065	226,367	195,111
Borrowings	53,631	31,355	39,687	55,527	51,207
Stockholders’ equity	48,860	39,941	26,452	24,158	22,802
Shares outstanding—basic	3,312,605	2,964,041	2,271,878	2,233,506	2,276,382
Shares outstanding—diluted	3,312,605	3,020,668	2,304,349	2,268,886	2,315,222

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands, except per share amounts)

Performance Ratios:
Return on average assets	(2.58%)	0.65%	0.70%	0.61%	0.55%
Return on average equity	(31.32)	7.33	9.74	7.77	6.57
Return on average tangible assets	(2.62)	0.65	0.70	0.61	0.55
Return on average tangible equity	(38.59)	7.57	9.91	7.77	6.57
Net operating income to average assets	0.29	0.65	0.70	0.61	0.55
Net operating income to average equity	3.49	7.33	9.74	7.77	6.57
Net operating income to average tangible assets	0.29	0.65	0.70	0.61	0.55
Net operating income to average tangible equity	4.30	7.57	9.91	7.77	6.57
Net interest spread(4)	2.73	3.04	3.34	3.13	2.74
Net interest margin(5)	3.39	3.76	3.77	3.43	3.04
Efficiency ratio(6)	73.64	73.08	69.51	69.35	70.25
Average loans to average deposits	110.03	93.84	93.45	99.70	97.33
Capital Ratios:
Average equity to average assets	8.23%	8.89%	7.15%	7.84%	8.43%
Average tangible equity to average tangible assets	6.78	8.63	7.04	7.84	8.43
Dividend payout ratio	NM	18.18	17.70	21.43	24.24
Tier 1 capital to risk adjusted assets	8.18	12.11	13.50	11.60	13.30
Tier 1 capital to average assets	6.52	10.23	11.30	9.30	10.20
Total capital to risk adjusted assets	9.43	13.20	14.70	12.90	14.60
Asset Quality Ratios:
Nonperforming assets to total assets(7) (9)	2.27%	0.45%	0.42%	0.50%	0.69%
Allowance for loan losses to nonperforming loans(8)(9)	63.79	260.63	228.95	246.34	161.67
Net loans charged-off to average loans	0.09	0.04	0.09	0.14	0.25
Provision for loan losses to average loans	0.75	0.18	0.33	0.38	0.43
Allowance for loan losses to total loans	1.43	1.15	1.18	1.24	1.30

(1)	Consists of investment securities available-for-sale and held-to-maturity and FHLB and FRB stock.

(2)	Consists of federal funds purchased, FHLB advances, notes payable, repurchase agreements and subordinated debentures.

(3)	Excludes fair value adjustment on investment securities available-for-sale.

(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities on a tax-equivalent basis.

(5)	Net interest margin is net interest income divided by average interest-earning assets on a tax-equivalent basis.

(6)	Efficiency ratio is noninterest expense, excluding the goodwill impairment charge, divided by the sum of net interest income plus noninterest income.

(7)	Nonperforming assets consist of nonperforming loans, foreclosed assets and repossessions.

(8)	Nonperforming loans consist of nonaccrual loans and accruing loans contractually past due 90 days or more (of which we have none).

(9)	In 2007, in connection with the acquisition of Monticello Bancshares, we acquired $7.3 million in nonperforming loans which were recorded at their fair value of $5.3 million under Statement of Position 03-3 for which no additional allowance was provided. Excluding the impact of the SOP 03-3, the allowance for loan losses to non-performing Loans is 82.2%.
GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures
     The information set forth above contains certain financial information determined by methods other than in accordance with generally accepted accounting policies (GAAP). These non-GAAP financial measures are “net operating income to average assets,” “net operating income to average equity,” “return on average tangible equity,” “return on average tangible assets,” “net operating income to average tangible equity,” “average tangible equity to average tangible assets,” “net operating income to average tangible assets” and “tangible book value per share.” Our management uses these non-GAAP measures in its analysis of CapitalSouth’s performance.

     “Net Operating income” is defined as net income less the effect of the non-cash goodwill impairment charge. “Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets. “Return on average tangible assets” is defined as earnings for the period divided by average assets reduced by average goodwill and other intangible assets. Our management includes these measures because it believes that they are important when measuring CapitalSouth’s performance against entities with varying levels of goodwill and other intangibles. These measures are used by many investors as part of their analysis of the bank holding company’s performance.
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
     “Tangible book value per share” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding. This measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible book value of the Company.
     These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands except per share amounts)
Book value of equity	$46,500	$41,348	$36,874	$25,130	$23,273
Intangible assets	10,561	1,276	1,277	7	8

Book value of tangible equity	$35,939	$40,072	$35,597	$25,123	$23,265

Average assets	$593,690	$449,063	$369,949	$308,200	$270,333
Average intangible assets	9,206	1,277	450	8	9

Average tangible assets	$584,484	$447,786	$369,499	$308,192	$270,324

Return on average assets	-2.58%	0.65%	0.70%	0.61%	0.55%
Effect of average intangible assets	-0.04%	—	—	—	—

Return on average tangible assets	-2.62%	0.65%	0.70%	0.61%	0.55%

Average equity	$48,860	$39,941	$26,452	$24,158	$22,802
Average intangible assets	9,206	1,277	450	8	9

Average tangible equity	$39,654	$38,664	$26,002	$24,150	$22,793

Return on average equity	-31.32%	7.33%	9.74%	7.77%	6.57%
Effect of average intangible assets	-7.27%	0.24	0.17	—	—

Return on average tangible equity	-38.59%	7.57%	9.91%	7.77%	6.57%

Average equity to average assets	8.23%	8.89%	7.15%	7.84%	8.43%
Effect of average intangible assets	-1.45%	(0.26)	(0.11)	—	—

Average tangible equity to average tangible assets	6.78%	8.63%	7.04%	7.84%	8.43%

Net operating income	$1,705	$2,928	$2,577	$1,877	$1,497
Goodwill impairment charge	(17,007)	—	—	—	—

Net (loss) income	$(15,302)	$2,928	$2,577	$1,877	$1,497

Per Common Share:
Book value	$11.20	$13.89	$12.93	$11.21	$10.44
Effect of intangible assets	2.54	0.42	0.45	—	—

Tangible book value	$8.66	$13.47	$12.48	$11.21	$10.44

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     As of December 31, 2007, we had total assets of approximately $767.5 million, total loans held for sale of $7.4 million, total net loans of approximately $613.2 million, total deposits of approximately $593.3 million and stockholders’ equity of approximately $46.5 million. In the fourth quarter, as a result of downturns in the economy and the resultant impact on our stock price, we conducted an analysis of the possible impairment of our goodwill recorded under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This analysis resulted in an impairment charge of $17.0 million and a net loss of $15.3 million for the year ended December 31, 2007. This charge is a non-cash charge to earnings and is not indicative of the operating results of the Company for the year. Accordingly, we have also measured our performance based on operating results of the Company. Net operating income for the year ended December 31, 2007 was $1.7 million, or $0.51 per basic and diluted share, compared to net income of $2.9 million, or $0.99 and $0.97 per basic and diluted share, respectively, for the comparative period in 2006.
     Our primary source of revenue is net interest income. Our net interest income accounted for 84.0% of gross revenue for the year ended December 31, 2007 as compared to 82.7%, and 83.6%, for 2006 and 2005, respectively. An analysis of net interest income is provided in the subheading entitled “Net Interest Income” below.
     Our earnings performance is dependent on our ability to generate net interest income and the primary source of net interest income is interest income on loans. The primary risks associated with our net interest income generation are credit risk and interest rate risk. In the third and fourth quarters of 2007, the real estate market conditions in the markets we serve experienced dramatic downward trends. Accordingly, we began to experience increasing past dues and non-performing assets. We reacted with an aggressive evaluation of our exposure to declining real estate values by strengthening our allowance for loan losses to a historically high level. In addition we hired an experienced Special Assets Manager to focus 100% of his time on our non-performing assets. Prior to the beginning of the third quarter of 2007, we experienced an improving trend in credit quality as net charge-offs decreased and nonperforming assets remained at a satisfactory level. We further manage credit risk through sound underwriting practices in connection with loan origination and ongoing review systems during the life of the loans. These procedures are discussed in more detail in the loan origination section below.
     Short-term interest rates, including the prime lending rate, decreased 100 basis points during the fourth quarter of 2007. In contrast, the cost of funding remained level during the fourth quarter of 2007 as a result of competitive pricing pressure. As a result, our net interest margin narrowed in the fourth quarter. The Company expects that a challenging rate climate will continue, at least in the near term, based on the competitive pressures on funding costs. We manage interest rate risk with a weekly analysis of trends related to our net interest margin and the impact of changing interest rates. We also model future performance expectations based on changing interest rates with a simulation model for asset/liability management. These procedures are discussed in more detail in the market risk and asset/liability management sections below.
     Our strategy is to continue to grow our presence in our primary markets in the Birmingham, Huntsville and Montgomery metropolitan markets in Alabama and in the Jacksonville, Florida market. We also plan to continue utilizing our loan production office in Atlanta, Georgia through our Business Capital Group and Mortgage Lion, Inc. to increase our noninterest income generated from gains on sale of loans.
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
     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary bank’s board of directors on a monthly basis. Weekly meetings are held with Senior Management, members of Credit Administration, City Presidents and impacted lenders, to review problem assets, identify potential or developing credit quality issues, and determine appropriate changes in status for these borrowers. Additionally we have hired a specialist to monitor our problem assets and provide workout solutions to minimize the loss to the Company. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance by an individual independent of the lending function. We have outsourced loan review of loans in excess of $3 million to an experienced loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine that our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors has materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are independently evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is calculated based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance affect our earnings directly.
     While it is our policy to charge-off loans in the current period when a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include macroeconomic factors, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
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
Accounting for Stock-Based Compensation
     On July 1, 2005, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share-based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2007, 2006, and 2005 includes compensation cost for all share-based payments granted, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as all options were fully vested at January 1, 2005. Compensation cost of $74,092, $170,200 and $15,947 were recognized for share-based payments granted during 2007, 2006 and 2005, respectively.
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

Accounting for the Monticello Bancshares Acquisition
     We recorded the assets and liabilities of Monticello as of September 14, 2007 at estimated fair value. Arriving at these fair values required numerous assumptions regarding the economic life of assets, decay rates for liabilities and other factors. We engaged a third party to assist us in valuing certain of the financial assets and liabilities of Monticello. We also have engaged a real estate appraisal firm to value the properties that were acquired. As a result, we consider the values we have assigned to the acquired assets and liabilities to be reasonable and consistent with the application of U.S. generally accepted accounting principles (GAAP).
     Long-lived assets, including purchased intangible assets subject to amortization, such as our core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
     Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Should we determine in a future period that the goodwill recorded in connection with our acquisitions have been impaired, then a charge to our earnings will be recorded in the period such determination is made.
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
Results of Operations
     We reported a net loss for 2007 of $15.3 million versus net income for 2006 of $2.9 million. Our net income for 2005 was $2.6 million. In 2007, basic and diluted net loss was $4.62 per share. For 2006, basic net income was $0.99 per share and $0.97 per diluted share, respectively. For 2005, basic net income was $1.13 per share and $1.12 per diluted share, respectively.
     We incurred a net loss for 2007 as a result of a non-cash goodwill impairment charge of $17.0 million due to our assessments of goodwill in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. Our recognition of an after-tax gain from the sale of our investment in Consumer National Bank in Jackson, Mississippi (“CNB”) in connection with the acquisition of CNB by another bank in 2006 resulted in particularly strong net income for 2006. Our overhead also increased in 2007 as a result of one time expenses associated with the acquisition and integration of Monticello. As of December 31, 2007, we had 10 banking offices, including our headquarters office, one mortgage origination office, one loan production office and 149 full time equivalent employees. We expect to continue to expand our banking office network and our employee base in 2008. However, we are mindful of the fact that growth and increasing the number of offices add expenses (such as administrative costs, occupancy, salaries and benefits expenses) before earnings. This is especially the case with respect to offices in new market areas.

     The following table summarizes the components of income and expense and the changes in those components for the past three years.
Condensed Consolidated Statements of Income
For the Years Ended December 31,

		Change from			Change from
		the Prior Year			the Prior Year
	2007	Amount	%	2006	Amount	%	2005
			(Dollar amounts in thousands)
Interest income	$41,531	$10,440	33.6%	$31,091	$9,172	41.8%	$21,919
Interest expense	23,032	7,704	50.3	15,328	6,452	72.7	8,876

Net interest income	18,499	2,736	17.4	15,763	2,720	20.9	13,043
Provision for loan losses	3,516	2,895	466.2	621	(293)	(32.1)	914

Net interest income after provision for loan losses	14,983	(159)	(1.1)	15,142	3,013	24.8	12,129
Noninterest income	3,513	223	6.8	3,290	738	28.9	2,552
Noninterest expense before goodwill impairment charge	16,210	2,285	16.4	13,925	3,085	28.5	10,840
Goodwill impairment charge	17,007	—	NM	—	—	0.0	—

(Loss) income before provision for income taxes	(14,721)	(19,228)	(426.6)	4,507	666	17.3	3,841
Provision for income taxes	581	(998)	(63.2)	1,579	315	24.9	1,264

Net (loss) income	$(15,302)	$(18,230)	(622.6)%	$2,928	$351	13.6%	$2,577

NM — Not meaningful
     Further explanation, with year-to-year comparisons of the income and expense is provided below.
Net Interest Income
     In 2007, net interest income was $18.5 million or 17.4% more than the 2006 level of $15.8 million, which in turn was 20.9% more than the 2005 level of $13.0 million.
     Total interest income in 2007 was $41.5 million, a 33.6% increase over the 2006 level of $31.1 million, which was 41.8% higher than the 2005 level of $21.9 million. The year-over-year increase in interest income in 2007 was the result of earning asset growth both organically and through the acquisition of Monticello. The increase in interest income in 2006 compared with 2005 was the result of earning asset growth and increasing interest rates for the first half of the year. A large percentage of our loans are tied to variable rate indices; accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rates were 8.05%, 7.96%, and 6.19% for the years 2007, 2006, and 2005, respectively.
     The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid thereon, and the fully taxable equivalent yield/rate for the years ended December 31, 2007, 2006, and 2005. The loan averages include loans on which the accrual of interest has been discontinued. Income on certain nonaccrual loans is recognized on a cash basis.

				Average Balance Sheet
			and Net Interest Analysis on a Fully Tax-Equivalent Basis for
	the Years Ended December 31,
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollar amounts in thousands)
Assets
Earning assets:
Loans, including loans held for sale, net of unearned income	$469,745	$37,828	8.05%	$350,732	$28,162	8.03%	$280,418	$19,427	6.93%
Investment securities (1)	80,298	3,694	4.60	68,361	2,826	4.13	61,289	2,316	3.78
Other earning assets	7,114	395	5.55	5,943	318	5.35	7,698	297	3.86

Total earning assets	557,157	41,917	7.52	425,036	31,306	7.37	349,405	22,040	6.31

Other assets	36,533			24,027			20,544

Total assets	$593,690			$449,063			$369,949

Liabilities and stockholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$167,896	6,923	4.12	$112,591	4,160	3.69	$88,683	2,121	2.39
Savings deposits	3,690	21	0.57	3,657	13	0.36	3,740	13	0.35
Time deposits < $100,000	207,656	10,933	5.26	174,794	7,961	4.55	134,632	4,271	3.17
Time deposits > $100,000	41,656	1,855	4.45	25,275	1,081	4.28	26,067	750	2.88
State of Alabama time deposits	6,030	281	4.66	6,018	277	4.60	5,780	167	2.89
Federal funds purchased	25,524	1,325	5.19	7,149	383	5.36	10,117	320	3.16
FHLB advances	14,374	746	5.19	6,595	393	5.96	9,685	412	4.25
Repurchase agreements	963	17	1.77	9,878	461	4.67	12,490	368	2.95
Subordinated debentures and other long-term debt	12,770	931	7.29	7,733	598	7.73	7,395	454	6.14

Total interest-bearing liabilities	480,559	23,032	4.79	353,690	15,327	4.33	298,589	8,876	2.97

Net interest spread		$18,885	2.73		$15,979	3.04		$13,164	3.34

Noninterest-bearing demand deposits	59,117			51,401			41,163
Accrued expenses and other liabilities	5,154			4,031			3,745
Stockholders’ equity	49,227			40,486			26,844
Unrealized gain (loss) on securities	(367)			(545)			(392)

Total liabilities and stockholders’ equity	$593,690			$449,063			$369,949

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.66			0.72			0.43

Net interest margin			3.39%			3.76%			3.77%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

     The following table reflects changes in our net interest margin as a result of changes in the volume and rate of our interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2007 compared to 2006			2006 compared to 2005
	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$9,584	$82	$9,666	$5,648	$3,087	$8,735
Investment securities	549	319	868	292	218	510
Other earning assets	65	12	77	(93)	114	21

Total earning assets	10,198	413	10,611	5,847	3,419	9,266

Interest-bearing liabilities
NOW and money market accounts	2,281	482	2,763	883	1,156	2,039
Savings deposits	—	8	8	—	—	—
Time deposits < $100k	1,730	1,242	2,972	1,833	1,857	3,690
Time deposits > $100k	729	45	774	(34)	365	331
State of Alabama time deposits	1	3	4	11	99	110
Federal funds purchased	954	(12)	942	(159)	222	63
FHLB advances	404	(51)	353	(184)	165	(19)
Repurchase agreements	(157)	(287)	(444)	(122)	215	93
Other borrowings	369	(36)	333	26	118	144

Total interest-bearing liabilities	6,311	1,394	7,705	2,254	4,197	6,451

Increase in net interest income	$3,887	$(981)	$2,906	$3,593	$(778)	$2,815

Provision for Loan Losses
     The provision for loan losses charged to operations during 2007 was $3,516,000 compared to $621,000 in 2006, and $914,000 in 2005. In 2007, net charge-offs totaled $430,000, compared with $148,000 for 2006, and $258,000 for 2005. Net charge-offs as a percentage of average loans were 0.09% in 2007, 0.04% in 2006, and 0.09% in 2005.
     The increase in our provision for loan losses for 2007 relative to 2006 was a result of our analysis of inherent risks in the loan portfolio in relation to the portfolio’s organic growth, the levels of past due, charged-off, classified and nonperforming loans, deteriorating market conditions and the related impact on collateral values and our borrowers, as well as general economic conditions. The organic net loan portfolio growth was $64.7 million from December 31, 2006 to the same date in 2007. The Company continues to closely monitor our nonperforming assets and general economic conditions, which continue to deteriorate and, therefore, an elevated allowance for loan losses will be required to provide an adequate reserve related to the increased credit risk due to the effect deteriorating economic conditions have had on our loan portfolio.
     We outsource a portion of our loan review function to an experienced loan review company whose primary function is to assist us in effectively monitor the quality of our loan portfolio, determining compliance with applicable laws and regulations, assessing loan policies, validating the internal loan risk management system and providing enhancements to strengthen our credit culture. The loan review company reviews all loans in excess of $3 million, which loans average approximately 15% of our loan portfolio, and conducts this loan review approximately two times per year. In addition, we have internal loan review staff who review our loan portfolio on a monthly basis to check on loan status and whether any loans need to be re-classified. Our loan review findings are presented to our management and board of directors on a monthly basis.

Noninterest Income
     Total noninterest income was $3.5 million for 2007, $3.3 million for 2006 and $2.6 million for 2005. The following table presents the primary components of noninterest income for 2007, 2006, and 2005.

	For the Years Ended December 31,
		Percent		Percent
	2007	Change	2006	Change	2005
		(Dollar amounts in thousands)

Service charges on deposit accounts	$1,362	20.5%	$1,130	16.9%	$967
Investment banking income, net	293	74.4	168	15.9	145
Business Capital Group loan income	905	56.6	578	(43.9)	1,031
Gain on sale of mortgage loans	177	NM	—	—	—
Gain on sale of nonmarketable equity securities	—	-100.0	1,055	NM	—
Other income	776	116.2	359	(12.2)	409

Total noninterest income	$3,513	6.8	$3,290	28.9	$2,552

NM — Not Meaningful

     Total service charges, including non-sufficient funds fees, were $1,362,000 or 38.8% of total noninterest income for 2007, compared with $1,130,000, or 34.3% for 2006 and $967,000 or 37.9% for 2005. The increase is a direct reflection of the growth in the Company’s core transaction deposit accounts. At the end of 2007, the Company had 9,826 transaction accounts, of which, 2,261 transaction accounts were added due to the merger with Monticello compared with 7,336 transaction accounts at the end of 2006. We anticipate core growth will continue in 2008 due to the expansion of our banking offices and staffing and the continued focus on marketing in core deposits.
     Investment banking income consists of income from the sales of investment products and municipal underwriting fees. Sales of investment products resulted in approximately $50,000 in investment sales income in 2007, compared with $156,000 in 2006. Periodically, CapitalSouth has participated in municipal bond offerings and has recognized underwriting income at the time the offerings closed. We had $243,000 in underwriting income in 2007, compared to $12,000 in underwriting income in 2006.
     Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. While our Business Capital Group manages projects continuously throughout the year, the closings of these transactions and thus the income recognized by the Company occur sporadically throughout the year. Accordingly, the large increases in income for 2007 compared to 2006 reflect projects from the prior year being delayed in closing until 2007. Sales of loans by our Business Capital Group and wholesale marketing segment qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group and wholesale marketing segment.
     The Company added a new reporting segment as a result of the acquisition of Monticello which has wholesale mortgage banking activities. The gain on sale of mortgage loans reflects income recognized from the wholesale mortgage segment. Sales of loans by the mortgage segment also qualify for sales accounting treatment under SFAS No. 140 as noted above.
     During the second quarter of 2006 the Company recognized a gain of $1,055,000 from the sale of its investment in Consumer National Bank (CNB) in Jackson, Mississippi in connection with the acquisition of CNB by another bank. The Company did not experience a comparable event in 2007.
     Other income was $776,000 for 2007, compared to $359,000 for 2006. A portion of this increase is attributable to CapitalSouth entering into interest rate swap contracts with clients in the fourth quarter 2007, recognizing $139,000 of income related to the change in fair value of the swap as quoted by the counterparty which was completely offset in noninterest expense. As a result of the acquisition of Monticello Bancshares, other income includes $172,000 in mortgage related fees in 2007. Other income also includes income on bank-owned life insurance which was $163,000 in 2007 compared to $174,000 in 2006. Life insurance with cash surrender values in the amounts of approximately $4.7 million and

$4.6 million at December 31, 2007 and 2006, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental retirement income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.
Noninterest Expense
     Noninterest expense for 2007 was $33.2 million, compared to $13.9 million in 2006 and $10.8 million in 2005. The following table represents the components of noninterest expense for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
		Percent		Percent
	2007	Change	2006	Change	2005
	(Dollar amounts in thousands)
Salaries and benefits	$8,618	9.6%	$7,866	29.8%	$6,061
Occupancy and equipment expense	2,684	21.7	2,206	28.6	1,716
Professional fees	1,367	9.5	1,248	113.3	585
Advertising and marketing	416	(14.9)	489	50.5	325
Other expense	3,125	47.7	2,116	(1.7)	2,153

Total noninterest expense before goodwill impairment charge	16,210	16.4	13,925	28.5	10,840
Goodwill impairment charge	17,007	NM	—	—	—

Total noninterest expense	$33,217	138.5%	$13,925	28.5%	$10,840

NM — Not meaningful

     Salaries and benefits for 2007 increased by 9.6% over 2006 and 2006 increased by 29.8% over the 2005 level. Salaries and benefits increased by $752,000 in 2007 due to the addition of employees as a result of the Monticello acquisition. A portion of this increase, $237,000, was transitional salary and other payments to employees affected by the merger. Stock options granted in the second quarter of 2007 have a three-year vesting schedule which decreased the related compensation expense recognized in 2007 of $74,092 compared to the stock options granted during the second quarter of 2006 totaling $170,200 which vested immediately. Excluding the impact of the Monticello acquisition, salaries and benefits remained flat from 2006 to 2007. As of December 31, 2007 we had 149 full time equivalent employees compared to 124 at December 31, 2006 and 2005.
     Occupancy and equipment expense for 2007 increased by 21.7% over 2006 and 2006 increased by 28.6% over the 2005 level. The impact of the Monticello acquisition represents 38.3% of the increase, and expenses associated with the renovation of our corporate headquarters representing the other primary component. The Monticello acquisition added two additional branches in Jacksonville, Florida. The increase in 2006 is due to the full year impact of opening three new branch offices during the second half of 2005.
     Professional fees for 2007 increased by 9.5% over 2006 and 2006 increased by 113.3% over the 2005 level. The increase in professional fees for 2007 was primarily due to fees paid for corporate communication and investor relations activities, commissions paid for bond underwriting activities and increased expense associated with Sarbanes Oxley compliance. The increase in 2006 was due to additional costs associated with being a publicly traded company, including increased costs to prepare our annual report on Form 10-K, quarterly reports on Form 10-Q and to prepare for our first annual meeting following our entry into the public markets.
     Advertising and marketing expenses for 2007 decreased by 14.9% over 2006 and 2006 increased by 50.5% over the 2005 level. The decrease in advertising expense for 2007 is the result of strong deposit growth during the first half of 2007 which required less advertising. We anticipate increased spending on marketing as deposit growth becomes increasingly competitive and as a result of the opening of our new locations in Jacksonville and Huntsville. The increase in 2006 is due to the grand opening of our permanent office in Jacksonville, Florida in February 2006.
     Other expense for 2007 increased by 44.4% over the 2006 level and 2006 remained flat compared to the 2005 level. In 2007, FDIC insurance expense increased by $310,000 due to changes brought about by the FDIC Insurance Reform Act and an increased deposit base from the Monticello acquisition. Employee recruiting and training costs, postage and communication costs, and business development costs all trended higher in 2006 compared to 2005, but were offset by a par call of one of our economic hedge instruments during the first quarter of 2006. During 2005, we converted to imaged documents for deposit accounts and internal documents which resulted in the re-design of these documents and write-off of the existing inventory of internal documents, a one-time increase in our expense of approximately $100,000.
Income Taxes
     We recorded provision for income taxes of $581,000 in 2007, compared with $1,579,000 in 2006, and $1,264,000 in 2005. Our effective tax rate in 2007 was not meaningful because of the net loss we recorded. The goodwill impairment charge, being the primary reason for the net loss, had no tax implication because the related goodwill resulted from the tax-free acquisition of Monticello Bancshares. Our effective tax rate expressed as a percent of operating income before the goodwill impairment charge was 34.1% for 2007, compared to an effective tax rate of 35.0% and 32.0% for 2006 and 2005, respectively. The decrease in the effective tax rate from 2006 to 2007 is primarily attributable to an increase in the amount of income recognized on tax-exempt investment securities. The increase in the effective tax rate from 2005 to 2006 is primarily attributable to incentive stock option compensation expense which is not deductible for tax purposes. Our primary permanent differences are related to FAS 123® option expenses and tax-free income. Barring legislative tax changes, we anticipate our effective tax rate to remain consistent with preceding years.
Balance Sheet
     We ended 2007 with total assets of $767.5 million, a 59.2% increase over the year-end 2006 level of $482.0 million. Our asset growth is directly related to the acquisition of Monticello, organic loan and deposit growth and the funds available to us for investment. In 2006, our total assets increased primarily due to organic growth in our loan portfolio and growth in the available-for-sale securities portfolio.
Loans
     Loan demand remained strong throughout 2007 until the fourth quarter. Total loans were $622,111,000 at December 31, 2007, an increase of $247,203,000, or 65.9%, over total loans of $374,908,000 at December 31, 2006. Growth related to the Monticello acquisition accounted for 83% of our growth with the remaining 17% organic growth. Total loans increased 14.6% from year-end 2005 to year-end 2006. The following table presents a summary of the loan portfolio by category for the last five years.

					Loans Oustanding
	As of December 31,
		Percent		Percent		Percent		Percent
	2007	Change	2006	Change	2005	Change	2004	Change	2003
				(Dollar amounts in thousands)
Commercial	$101,725	50.95%	$67,392	40.28%	$48,041	16.19%	$41,347	57.10%	$26,318
Real estate-construction	204,514	62.81	125,617	35.07	93,002	35.63	68,571	24.35	55,145
Real estate-mortgage	308,573	73.86	177,486	(0.55)	178,476	31.90	135,308	25.86	108,450
Consumer	7,299	65.40	4,413	(42.70)	7,702	(42.87)	13,482	(16.20)	16,087

Total loans	$622,111	65.94%	$374,908	14.57%	$327,221	26.48%	$258,708	25.59%	$206,000

     Growth in real estate mortgage and real estate construction and development loans accounted for 84.9% of the loan growth in 2007. Real estate mortgage loans increased $131,087,000, or 73.9%, with $89,747,000 added due to the Monticello acquisition. Real estate construction and development loans increased $78,897,000, or 62.8%, with $33,362,000 added due to the Monticello acquisition. Real estate mortgage loans comprise 49.6% of the loan portfolio, real estate construction and development loans represent 32.9% of the loan portfolio, and commercial, industrial, and agricultural loans are 16.4% of the total.
     In connection with the secondary marketing activities in the mortgage banking segment acquired in the Monticello transaction, the Company established a $2.5 million reserve as part of the purchase accounting entries on loans on which we may be required to refund losses incurred by the investor due to fraud or breaches of representations and warranties at origination. This reserve covers 25 loans pursuant to which Monticello had received notification of a potential claim and an estimate of incurred but not reported claims. As of December 31, 2007, settlements had been reached on 20 of the 25 loans, with $1,704,000 remaining in the reserve at year-end.

     As of December 31, 2007, substantially all of our loans currently are to customers located in Alabama and Florida. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on operations.
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
     An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by our credit administration department and presented to our subsidiary bank’s board of directors on a monthly basis. Weekly meetings are held to review problem assets and changes in status for the borrowers. Additionally, we have hired a specialist to monitor our problem assets and provide workout solutions to minimize the loss to the Company. In addition, loan reviews are performed regularly on the quality of the loan portfolio and related adequacy of the allowance by an individual independent of the lending function. We have outsourced loan review of loans in excess of $3 million to an experienced loan review company which reviews these loans and provides reports approximately two times per year. Based on our analysis, which includes risk factors such as charge-off rates, past dues and loan growth, we may determine our future loan loss provision needs to increase or decrease in order for us to maintain the allowance at a level sufficient to absorb inherent credit losses. If we become aware that any of these factors have materially changed, our estimate of credit losses in the loan portfolio and the related allowance could also change. All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new information is received on the borrower’s financial condition. The related allowance is determined based on the risk grade assigned to the loan unless the loan is classified as special mention, substandard, doubtful or loss. Once a loan is classified, an evaluation is made on a specific allowance to be assigned. Accordingly, changes in classification of a loan may change the amount of allowance allocated for that loan. The allowance for loan losses is replenished through a provision for loan losses that is charged against our earnings. As a result, variations in the allowance directly affect our earnings.
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
          The following table presents a summary of changes in the allowances for loan losses for the past five years. Our net charge-offs as a percentage of average loans for 2007, 2006 and 2005 were 0.09%, 0.04%, and 0.09%, respectively. The largest balance of our charge-offs are on real estate loans, which represent 82.5% of our loan portfolio. Installment loan charge-offs have declined in each of 2007, 2006, and 2005. We have experienced an increase in the level of nonperforming assets in the past three years with 2007 at $17.4 million compared to 2006 at $2.2 million and 2005 at $1.8 million. In connection with the acquisition of Monticello, we added $5.6 million in nonperforming assets which have been recorded on our books at fair value, which is below original cost in accordance with Statement of Position 03-3. Additionally, the fourth quarter of 2007 saw dramatic downturns in the real estate sector. The Company experienced unprecedented increases in past dues and other credit related issues. Accordingly, management reacted swiftly to strengthen the allowance for loan losses with an additional provision for loan losses of $2.1 million in the fourth quarter primarily related to the downgrading of 39 borrower relationships, and thereby increasing the allowance for loan losses by 23% over the third quarter. As an additional measure, management has hired a special assets manager to focus 100% on working with troubled borrowers to minimize loss to the Company. Substantially all loans are collateralized by real estate and the allowance takes into account the estimate realizable value from liquidation of collateral based on current market conditions.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of year	$4,329	$3,856	$3,200	$2,666	$2,321
Provision for loan losses	3,516	621	914	847	820

Sub-total	7,845	4,477	4,114	3,513	3,141
Charge-off loans:
Real estate loans	319	113	134	86	200
Installment loans	26	67	140	269	360
Commercial loans	148	67	78	83	15

Total charged-off	493	247	352	438	575

Recoveries of charge-off loans:
Real estate loans	20	14	19	13	13
Installment loans	31	50	75	68	84
Commercial loans	11	35	—	44	3

Total recoveries	62	99	94	125	100

Net charged-off loans	431	148	258	313	475

Allowance for loan losses of acquired bank	1,462	—	—	—	—

Allowance for loan losses — end of year	$8,876	$4,329	$3,856	$3,200	$2,666

As a percentage of year-to-date average loans:
Net loans charged-off	0.09%	0.04%	0.09%	0.14%	0.25%
Provision for loan losses	0.75	0.18	0.33	0.38	0.43
Allowance for loan losses as a percentage of:
Year end loans	1.43%	1.15%	1.18%	1.24%	1.30%
Nonperforming assets (1)	50.92	199.59	214.82	190.45	131.07

(1)	Nonaccrual loans acquired in the Monticello acquisition, with a principal balance of $4.9 million, were recorded at fair value in accordance with SOP 03-3. Excluding the acquired non-performing assets recorded at a discount, the ratio of the allowance to non-performing assets would be 66.1%. We have 83% of our non-performing loans collateralized by real estate, for which the allowance for loan losses takes into account the estimated realizable value from liquidation of collateral based on current market conditions.
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
Impact of SOP 03-3 on Monticello’s allowance for loan losses at September 14, 2007

		Impact of
	Before Application	Application of SOP	After Application of
	of SOP 03-3	03-3	SOP 03-3
	(Dollar amounts in thousands)
Allowance for loan losses	$3,451	$(1,989)	$1,462
Fair value of Monticello’s loans at acquisition date	203,283	—	$203,283
Allowance for loan losses to fair value of Monticello’s loans at acquisition date	1.70%		0.72%

     The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
	(Dollar amounts in thousands)
Commercial loans	$1,399	16.4%	$935	18.0%	$661	14.7%	$373	16.0%	$216	12.8%
Real estate — construction	3,495	31.6	1,331	33.5	999	28.4	604	26.5	480	26.9
Real estate — mortgage	3,555	50.9	2,008	47.3	2,023	54.5	1,736	52.3	1,382	52.4
Installment	73	1.1	53	1.2	172	2.4	354	5.2	513	7.9
Unallocated	354	—	2	—	1	—	133	—	75	—

	$8,876	100.0%	$4,329	100.0%	$3,856	100.0%	$3,200	100.0%	$2,666	100.0%

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2007:
Maturities of Loan Portfolio

		After one	After
	Within	through	five
	one year	five years	years	Total
	(Dollar amounts in thousands)
Commercial	$51,239	$45,921	$4,565	$101,725
Real estate-construction	145,467	26,185	24,948	196,600
Real estate-mortgage	47,211	99,672	169,604	316,487
Installment	4,792	2,331	176	7,299

Total loans	$248,709	$174,109	$199,293	$622,111

Fixed-rate loans	$31,404	$102,468	$148,790	$282,662
Variable-rate loans	217,305	71,641	50,503	$339,449

Total loans	$248,709	$174,109	$199,293	$622,111

The acquisition of Monticello has resulted in a greater mix of loans with fixed rates and loans with maturities after five years.
Nonperforming Assets
     Nonaccrual loans totaled $13.9 million, $1.7 million, and $1.7 million as of December 31, 2007, 2006, and 2005, respectively. The nonaccrual loans at December 31, 2007 included $11.7 million in real estate mortgage loans (including $4.7 million acquired in the Monticello acquisition), $2.2 million in commercial loans and $27,000 in consumer loans. There are no loans 90 days or more past due that remain on an accruing status at the end of each of these periods. There are no commitments to lend additional funds to customers with loans on nonaccrual status at December 31, 2007. The table below summarizes our nonperforming assets for the last five years.
     Anticipating an extended downturn in the real estate market, we took a more aggressive approach in determining which loans were put on non-accrual status during 2007.

     The table below summarizes our nonperforming assets for the last five years.
Nonperforming Assets

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollar amounts in thousands)
Nonaccrual loans	$13,914	$1,661	$1,684	$1,299	$1,649
Other real estate owned and repossessions (1)	3,516	508	111	381	385

Total nonperforming assets	$17,430	$2,169	$1,795	$1,680	$2,034

(1)	Includes $1.0 million acquired in the Monticello transaction in 2007.
Investment Securities and Other Assets
     The following table indicates the amortized cost of the portfolio of investment securities held-to-maturity at the end of the last three years:

	Amortized Cost
	as of December 31,
	2007	2006	2005
	(Dollar amounts in thousands)
Investment securities held-to-maturity:
U.S. government agency securities	$10,993	$10,992	$10,991
Municipal securities	10,199	6,605	4,748
Mortgage-backed securities	5,130	6,425	7,942
Collateralized mortgage obligation	6,932	7,807	5,475

Total investment securities held-to-maturity	$33,254	$31,829	$29,156

     The following table indicates the fair value of the portfolio of investment securities available-for-sale at the end of the last three years:

	Fair Value
	as of December 31,
	2007	2006	2005
	(Dollar amounts in thousands)
Investment securities available-for-sale:
U.S. government agency securities	$26,707	$27,935	$23,216
Mortgage-backed securities	8,460	9,969	12,295
Municipal securities	10,430	4,855	355
Corporate securities	4,176	4,159	—

Total investment securities available-for-sale	$49,773	$46,918	$35,866

     The amortized cost of securities in our portfolio totaled $82.8 million at December 31, 2007, compared to $79.3 million at December 31, 2006. During 2007, municipal bonds with an aggregate cost of $4,810,000 were purchased for the held-to-maturity portfolio and government agency bonds were purchased for the available-for-sale portfolio with an aggregate cost of $3,500,000. Municipal bonds in the held-to-maturity portfolio with a book value of $798,000 were pre-refunded, one municipal bond in the held-to-maturity portfolio with a book value of $235,000 and one municipal bond in the available-for-sale portfolio with an amortized cost of $2,500,000 matured. Government agency bonds in the available-for-sale portfolio with an amortized cost of $2,998,000 were called and government agency bonds in the available-for-sale portfolio with an amortized cost of $2,120,000 matured. We added $8,012,000 in municipal bonds to the available-for-sale portfolio as a result of the Monticello acquisition. The remaining change in the overall balance of the portfolio was primarily due to scheduled pay downs.

Maturity of Investment Securities — Amortized Cost
As of December 31, 2007

	Less than	One year to	Five years	More than
	one year	five years	to ten years	ten years
	(Dollar amounts in thousands)
Agency bonds	$8,001,263	$20,986,045	$8,505,112	$—
Agency issued pools	—	7,963,171	2,329,461	3,421,846
Asset-backed & CMOs	—	—	2,787,712	4,143,998
Municipal—tax exempt	—	2,722,862	11,159,089	6,687,784
Corporate securities	—	3,103,442	1,023,462	—

Total	$8,001,263	$34,775,520	$25,804,836	$14,253,628

Tax equivalent yield	4.25%	4.37%	5.30%	4.79%

     All securities held are traded in liquid markets. As of December 31, 2007, we owned securities from three issuers in which the aggregate amortized cost from these issuers exceeded 10% of our stockholders’ equity. As of year end 2007, the book value and market value of the securities from each of these issuers are as follows:

	Amortized Cost	Fair Value
	(Dollar amounts in thousands)
Federal National Mortgage Association	$14,646	$14,513
Federal Home Loan Mortgage Corporation	19,052	19,090
Federal Home Loan Bank	16,509	16,689
     At December 31, 2007, we had $230,000 in federal funds sold compared with $81,000 at December 31, 2006.
Deposits and Other Borrowings
     Total deposits increased by 47.6% from year-end 2006 to year-end 2007. Growth related to the Monticello acquisition accounted for 90% of our growth with the remaining 10% organic growth. Deposit growth has become increasingly competitive in our markets. However, we believe our deposits will continue to increase in 2008 as a result of our increased presence in the Jacksonville market, our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships. The opening of two de novo branches in the first quarter of 2008, one in the Jacksonville market and one in the Huntsville market, should contribute to future deposit growth. Additionally, we are in the process of relocating our main office in Montgomery, Alabama to a more prominent location adjacent to the current location. The added visibility from major thoroughfares should benefit that market in their sales efforts.
     Reflective of this competitive deposit climate, we have increased our reliance on overnight borrowings, which have a lower cost of funds in today’s environment, at the Federal Home Loan Bank in an effort to preserve our margin. Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $97.5 million as of December 31, 2007, including $22.9 million acquired with Monticello in Federal Home Loan Bank Advances, compared to $27.1 million at December 31, 2006.

     The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta, as of December 31, 2007:

Borrow Date	Principal		Term	Rate	Maturity
9/26/2003	$5,000,000		5 years	3.73%	9/26/2008
10/1/1998	3,000,000		10 years	4.94%	10/1/2008
6/27/2007	3,200,000	(1)	3 years	5.11%	6/28/2010
3/24/2006	3,000,000		7 years	4.58%	3/25/2013
4/16/2004	10,000,000	(2)	10 years	3.33%	4/16/2014
6/24/2005	10,000,000	(3)	10 years	3.71%	6/24/2015

				3.92%

(1)	Carrying Value of $3,237,462 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(2)	Carrying Value of $9,931,830 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(3)	Carrying Value of $9,765,990 due to fair value purchase accounting adjustments related to the purchase of Monticello.
     For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the subheading “Net Interest Income.”
Interest Rate Sensitivity
     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities (consisting principally of customer deposits) mature or reprice more or less frequently, or on a different basis, than their interest-earning assets (generally consisting of intermediate or long-term loans and investment securities). The match between the scheduled repricing and maturities of our earning assets and liabilities with defined time periods is referred to as “gap” analysis. At December 31, 2007, our cumulative one-year gap was a negative (or liability sensitive) $223.5 million, or 31.0%, of total earning assets. This means we have more interest-bearing liabilities expected to re-price within one year than interest-earning assets. The re-pricing of our liabilities in today’s decreasing rate environment is expected to improve our margin; however, we have experienced a lag in timing in our ability to match the rapid rate declines in short term interest rates due to competitive pressures. We believe economic pressures should restore deposit pricing to normalized levels within the first half of 2008. We have grown our noninterest-bearing sources of funds and have changed the mix of our interest-bearing sources to lower-cost sources and shorter maturity time deposits. The longer maturity earning assets are primarily in our mortgage loan portfolio acquired in connection with the Monticello transaction and in our municipal securities portfolio; the following table does not take into consideration the cash flows that occur due to payments on mortgage-backed securities or any call features. Approximately 49% of our loan portfolio is variable rate and reflected in the category “Within Three Months” because these loans re-price with changes primarily in the prime lending rate or LIBOR.

Interest Rate Gap Analysis
As of December 31, 2007

		After three		After five
		months but	After one year	years and
	Within three	within one	but within five	non-rate
	months	year	years	sensitive	Total
		(Dollar amounts in thousands)

Assets
Loans and leases, including loans held for sale	$307,176	$36,866	$127,759	$157,729	$629,530
Securities portfolio	6,716	7,524	45,256	23,531	83,027
Other earning assets	8,133	—	—	—	8,133

Total interest-earning assets	322,025	44,390	173,015	181,260	720,690

Liabilities
Transaction accounts	14,082	—	—	—	14,082
Money market deposit accounts	175,111	—	—	—	175,111
Other savings accounts	4,680	—	—	—	4,680
Certificates of deposit	86,528	209,416	34,090	1,151	331,185
State of Alabama time deposit open account	6,030	—	—	—	6,030
Federal funds purchased	62,898	—	—	—	62,898
Repurchase agreements	684	—	—	—	684
Borrowed funds	5,000	3,000	3,237	22,698	33,935
Subordinated debentures and other long-term notes payable	22,530	—	—	—	22,530

Total interest-bearing liabilities	377,543	212,416	37,327	23,849	651,135

Interest sensitivity gap	$(55,518)	$(168,026)	$135,688	$157,411	$69,555

Cumulative sensitivity gap	$(55,518)	$(223,544)	$(87,856)	$69,555

Liquidity
     Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
     The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At December 31, 2007, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $58.7 million. Additionally, we had available to us through our subsidiary bank $5.0 million in unsecured lines of credit with our primary correspondent bank and our subsidiary bank had additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $13.6 million to meet short term funding needs if we continue to receive approval to make dividends from out subsidiary bank consistent with past practices. See “Business — Supervision and Regulation — Dividend Rights” on page 15. Additionally, the Company entered into a $5 million line of credit agreement secured by the common stock of our subsidiary bank. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity, and we have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
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
     The following table reflects the contractual maturities of our term liabilities as of December 31, 2007. The amounts shown do not reflect any early withdrawal or prepayment assumptions.
Contractual Obligations

		One year or	Over one	Over three to	More than
	Total	less	to three years	five years	five years
		(Dollar amounts in thousands)
Certificates of deposit(1)	$337,215	$301,974	$17,083	$17,007	$1,151
Federal funds purchased and securities sold under agreement to repurchase	63,582	63,582	—	—	—
FHLB borrowings	33,935	8,000	3,237	—	22,698
Operating lease obligations	3,871	450	772	477	2,172
Junior subordinated debentures(2)	16,023	—	—	—	16,023
Long-term notes payable (3)	7,030	1,600	3,200	2,230	—

Total	$461,656	$375,606	$24,292	$19,714	$42,044

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at par at our option after December 26, 2007, $3,000,000 that may redeemed after December 15, 2009, $2,500,000 that may be redeemed after September 15, 2010 and $5,000,000 that may be redeemed after August 24, 2012.

(3)	The long-term notes payable relate to the debt issued to James Bowen (the largest shareholder of Monticello) in connection with the acquisition of Monticello.

Capital Resources
     The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp, CapitalSouth Bank and Capital Bank. Capital Bank was merged into CapitalSouth Bank effective November 3, 2006 and, therefore, no longer has capital ratios. CapitalSouth Bancorp’s total capital to risk adjusted assets ratio fell below “well capitalized” at September 30, 2007. The lower actual capital ratios for December 31, 2007 reflect the impact of the Monticello acquisition. The acquisition of Monticello was closed on September 14, 2007.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth	Capital
	Capitalized	Capitalized	Bancorp	Bank	Bank

December 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	8.2%	9.2%	N/A
Total capital to risk adjusted assets	10.0	8.0	9.4	10.5	N/A
Tier 1 capital to average assets	5.0	4.0	6.5	7.4	N/A

December 31, 2006
Tier 1 capital to risk adjusted assets	6.0%	4.0%	12.1%	10.8%	N/A
Total capital to risk adjusted assets	10.0	8.0	13.2	11.9	N/A
Tier 1 capital to average assets	5.0	4.0	10.2	9.1	N/A

December 31, 2005
Tier 1 capital to risk adjusted assets	6.0%	4.0%	13.5%	11.4%	17.8%
Total capital to risk adjusted assets	10.0	8.0	14.7	12.6	18.9
Tier 1 capital to average assets	5.0	4.0	11.3	9.8	15.1
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
     Our interest rate risk management is the responsibility of the Asset/Liability Committee of our subsidiary bank (the Asset/Liability Committee). The Asset/Liability Committee has established policies and limits for management to monitor measure and coordinate our sources, uses and pricing of funds. The Asset/Liability Committee makes reports to the board of directors on a monthly basis.
Recent Accounting Developments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe SFAS No. 157 will have a significant impact on our consolidated financial statements.

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We do not believe SFAS No. 159 will have a significant impact on our consolidated financial statements.
In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. The company will account for this EITF as a change in accounting principle and will record a liability along with a corresponding adjustment to 2008 beginning retained earnings. The amount of the adjustment has not been finalized. The Company does not believe EITF No. 06-4 will have a significant impact on our consolidated financial statements.
In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. The Company is evaluating the use of the simplified method allowed by SAB 110 for determining the expected term component for share options granted.
In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until CapitalSouth enters into a business combination.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.
In March 2007, the FASB ratified EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact EITF No. 06-10 may have on its consolidated financial statements.
In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” The objective of this issue is to determine the accounting for the income tax benefits of dividends or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified non-vested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company has not made any share based payments to which EITF 06-11 would be applied, and therefore it has no impact on the Company’s consolidated financial statements.
In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of SAB 109 in 2008 did not have a material impact on the Company’s consolidated financial statements.
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
     The results of the December 31, 2007 shock modeling suggested minimal exposure in the level of net interest income to changes in interest rates for the next 12-month period. The Bank’s market value of equity is exposed to increases in interest rates for the next 12-month period. However, the amount of the exposure is within the Bank’s policy limits. The static shock model scenarios considered changes of 100 and 200 basis points during a 12-month period. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.
Interest Rate Risk
Income Sensitivity Summary
As of December 31, 2007

	Down 200 BP	Down 100 BP	Current	Up 100BP	Up 200 BP
		(Dollar amounts in thousands)
Net interest income	$20,374	$19,143	$18,499	$18,234	$18,325
$change net interest income	1,875	644		(265)	(173)
% change net interest income	10.14%	3.48%		-1.43%	-0.94%
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
     Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at December 31, 2007, 2006, and 2005 is presented in the following table.

	As of December 31,
	2007	2006	2005
	(Dollar amounts in thousands)
Commitments to extend credit	$79,705	$82,730	$58,370
Standby letters of credit	380	1,049	3,164

	$80,085	$83,779	$61,534

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

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report on Internal Control Over Financial Reporting
The management of CapitalSouth Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. CapitalSouth Bancorp’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. No matter how well designed, all internal control systems have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
CapitalSouth’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. It used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In conducting the evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the operations of Monticello Bancshares, Inc. (Monticello), which merged with CapitalSouth on September 14, 2007. At the acquisition date, Monticello had total assets of $242 million. Additional information about the acquisition of Monticello appears in Note 2 Business Combination, to the accompanying audited financial statements.
Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors
CapitalSouth Bancorp:
     We have audited the accompanying consolidated balance sheets of CapitalSouth Bancorp and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapitalSouth Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.
/s/ KPMG LLP
Birmingham, Alabama
March 31, 2008

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$8,647,193	$7,363,524
Federal funds sold	230,064	81,160

Cash and cash equivalents	8,877,257	7,444,684
Securities available—for—sale	49,772,919	46,917,794
Securities held—to—maturity, fair values of $33,163,493 and $31,073,481 at December 31, 2007 and 2006, respectively	33,253,999	31,828,892
Federal Home Loan Bank stock	5,646,000	2,045,100
Federal Reserve Bank stock	2,256,702	905,450
Loans held-for-sale	7,419,085	—
Loans	622,111,298	374,907,620
Allowance for loan losses	(8,876,419)	(4,328,629)

Net loans	613,234,879	370,578,991
Premises and equipment, net	18,791,945	10,648,699
Goodwill	9,629,842	1,276,152
Other intangibles, net	930,995	—
Bank—owned life insurance	4,719,788	4,556,413
Other assets	12,942,045	5,786,688

Total assets	$767,475,456	$481,988,863

Liabilities and Stockholders’ Equity
Deposits:
Interest—bearing	$531,088,455	$348,561,420
Noninterest—bearing	62,255,103	52,735,182

Total deposits	593,343,558	401,296,602
Federal funds purchased	62,898,140	20,474,100
Borrowed funds	33,935,281	6,000,000
Repurchase agreements	683,907	658,933
Subordinated debentures and other long-term notes payable	23,053,064	7,733,000
Other liabilities	7,061,708	4,477,839

Total liabilities	720,975,658	440,640,474

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at December 31, 2007 and 2006; issued 4,235,952 and 3,060,764 shares at December 31, 2007 and 2006, respectively; outstanding 4,151,122 and 2,975,934 shares at December 31, 2007 and 2006, respectively	4,235,952	3,060,764
Treasury stock, at cost, 84,830 shares at December 31, 2007 and 2006	(1,255,060)	(1,255,060)
Paid—in surplus	45,841,834	26,296,512
(Accumulated deficit) retained earnings	(2,444,797)	13,664,522
Accumulated other comprehensive income (loss), net	121,869	(418,349)

Total stockholders’ equity	46,499,798	41,348,389

Total liabilities and stockholders’ equity	$767,475,456	$481,988,863

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Interest and fees on loans	$37,714,034	$28,127,083	$19,411,739
Interest on securities	3,421,831	2,646,267	2,210,865
Interest on other earning assets	395,381	317,711	296,840

Total interest income	41,531,246	31,091,061	21,919,444

Interest expense:
Interest on deposits	20,013,363	13,491,726	7,322,337
Interest on debt	3,019,143	1,835,627	1,554,051

Total interest expense	23,032,506	15,327,353	8,876,388

Net interest income	18,498,740	15,763,708	13,043,056
Provision for loan losses	3,516,213	621,306	913,773

Net interest income after provision for loan losses	14,982,527	15,142,402	12,129,283

Noninterest income:
Service charges on deposits	1,362,143	1,129,950	966,845
Investment banking income, net	293,641	168,229	144,697
Business Capital Group loan income	904,862	578,148	1,031,064
Bank—owned life insurance	163,375	174,072	177,917
Gain on sale of mortgage loans	176,938	—	—
Gain on sale of nonmarketable equity securities	—	1,054,832	—
Other noninterest income	611,680	184,962	231,495

Total noninterest income	3,512,639	3,290,193	2,552,018

Noninterest expense:
Salaries and employee benefits	8,618,120	7,865,884	6,060,645
Occupancy and equipment expense	2,683,683	2,206,064	1,715,465
Professional fees	1,366,721	1,248,171	585,416
Advertising	415,936	489,009	325,461
Goodwill impairment charge	17,007,017	—	—
Other noninterest expense	3,125,201	2,115,958	2,153,114

Total noninterest expense	33,216,678	13,925,086	10,840,101

(Loss) income before provision for income taxes	(14,721,512)	4,507,509	3,841,200
Income tax provision	580,568	1,579,212	1,264,318

Net (loss) income	$(15,302,080)	$2,928,297	$2,576,882

Basic (loss) earnings per share	$(4.62)	$0.99	$1.13
Basic weighted average shares outstanding	3,312,605	2,964,041	2,271,878
Diluted (loss) earnings per share	$(4.62)	$0.97	$1.12
Diluted weighted average shares outstanding	3,312,605	3,020,668	2,304,349
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2007, 2006 and 2005

						Accumulated
					(Accumulated	other
	Common stock				deficit)	comprehensive	Total
	Shares		Treasury	Paid in	retained	income	stockholders’
	outstanding	Amount	stock	surplus	earnings	(loss), net	equity
Balance, December 31, 2004	2,241,683	$2,326,513	$(1,255,060)	$15,103,438	$9,204,255	$(248,826)	$25,130,320
Comprehensive income:
Net income.	0	0	0	0	2,576,882	0	2,576,882
Change in fair value of securities available–for–sale, net	0	0	0	0	0	(321,794)	(321,794)

Total comprehensive income							2,255,088
Dividends declared ($0.20 per share)	0	0	0	0	(509,922)	0	(509,922)
Issuance of common stock, net of offering expenses.	600,000	600,000	0	9,206,738	0	0	9,806,738
Common stock issued for director fees	10,887	10,887	0	163,552	0	0	174,439
Exercise of stock options	100	100	0	1,200	0	0	1,300
Share based compensation	0	0	0	15,947	0	0	15,947

Balance, December 31, 2005	2,852,670	2,937,500	(1,255,060)	24,490,875	11,271,215	(570,620)	36,873,910
Comprehensive income:
Net income	0	0	0	0	2,928,297	0	2,928,297
Change in fair value of securities available–for–sale, net	0	0	0	0	0	152,271	152,271

Total comprehensive income							3,080,568
Dividends declared ($0.18 per share)	0	0	0	0	(534,990)	0	(534,990)
Issuance of common stock, net of offering expenses	90,000	90,000	0	1,479,375	0	0	1,569,375
Common stock issued for director fees	12,106	12,106	0	234,667	0	0	246,773
Exercise of stock options, including tax benefit	21,158	21,158	0	(78,605)	0	0	(57,447)
Share based compensation	0	0	0	170,200	0	0	170,200

Balance, December 31, 2006	2,975,934	3,060,764	(1,255,060)	26,296,512	13,664,522	(418,349)	41,348,389
Change in accounting principle	0	0	0	0	100,000	0	100,000

Adjusted balance at Januray 1, 2007	2,975,934	3,060,764	(1,255,060)	26,296,512	13,764,522	(418,349)	41,448,389
Comprehensive income (loss):
Net loss	0	0	0	0	(15,302,080)	0	(15,302,080)
Change in fair value of securities available–for–sale, net	0	0	0	0	0	540,218	540,218

Total comprehensive loss							(14,761,862)
Dividends declared ($0.26 per share)	0	0	0	0	(907,239)	0	(907,239)
Common stock issued for acquisition, net of issuance costs	1,047,605	1,047,605	0	18,417,349	0	0	19,464,954
Note payable converted to common stock	98,947	98,947	0	870,734	0	0	969,681
Common stock issued for director fees	13,465	13,465	0	182,884	0	0	196,349
Exercise of stock options	15,171	15,171	0	263	0	0	15,434
Share based compensation	0	0	0	74,092	0	0	74,092

Balance, December 31, 2007	4,151,122	$4,235,952	$(1,255,060)	$45,841,834	$(2,444,797)	$121,869	$46,499,798

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(15,302,080)	$2,928,297	$2,576,882
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,065,333	973,033	837,172
Provision for loan losses	3,516,213	621,306	913,773
Deferred tax benefit	(831,516)	(187,546)	(298,453)
Amortization and accretion, net	72,904	89,049	175,868
Goodwill impairment charge	17,007,017	—	—
Director fees, paid in common stock	196,349	246,773	174,439
Share based compensation	74,092	170,200	15,947
Gain on sale of nonmarketable equity securities	—	(1,054,832)	—
Gain on sale of loans held-for-sale	(176,938)	—	—
Loss on other real estate owned	25,297	2,014	17,294
Loss (gain) on disposal of premises and equipment	82,033	(1,257)	29,352
Originations of loans held-for-sale	(44,571,371)	—	—
Proceeds from sale of loans	43,738,897	—	—
Excess tax benefits on exercise of stock options	—	(101,389)	—
Net increase in other assets	(271,999)	(852,861)	(586,774)
Net (decrease) increase in other liabilities	(1,886,870)	(66,282)	1,560,935

Net cash provided by operating activities	2,737,361	2,766,505	5,416,435

Cash flows from investing activities:
Purchases of securities available-for-sale	(3,493,125)	(20,709,582)	(12,227,612)
Proceeds from maturities and paydowns of securities available-for-sale	9,410,154	9,854,003	4,124,720
Purchases of securities held-to-maturity	(4,810,033)	(5,336,059)	—
Proceeds from maturities, calls and paydowns of securities held-to-maturity	3,338,753	2,612,351	3,818,444
Purchases of nonmarketable equity securities	—	(448,776)	—
Proceeds from sale of nonmarketable equity securities	—	2,003,608	—
Purchases of FHLB stock	(8,884,300)	(5,882,100)	(4,390,800)
Sales of FHLB stock	7,012,000	5,959,400	4,209,600
Purchases of Federal Reserve Bank stock	(1,351,252)	(386,950)	(161,200)
Sales of Federal Reserve Bank stock	—	223,200	13,750
Loan originations, net	(52,111,974)	(48,753,914)	(40,773,464)
Purchases of loans	—	—	(28,134,647)
Purchases of premises and equipment	(4,647,263)	(1,232,866)	(6,128,150)
Proceeds from the disposal of premises and equipment	22,000	320,074	—
Net cash received in bank acquisition	5,249,270	—	—
Net cash paid for stock issuance	(387,162)	—	—
Proceeds from the sale of other real estate owned and repossessed assets	409,463	607,163	277,086
Purchase of Florida banking charter	—	—	(1,270,219)

Net cash used in investing activities	(50,243,469)	(61,170,448)	(80,642,492)

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from financing activities:
Net increase in deposits	2,135,204	71,867,216	67,898,652
Net increase (decrease) in federal funds purchased	42,424,040	(6,466,800)	9,588,000
Repayments and maturities of borrowed funds	—	(8,000,000)	(4,851,408)
Proceeds from issuance of borrowed funds	—	8,000,000	—
Net increase (decrease) in repurchase agreements	24,974	(11,119,543)	(1,738,861)
Repayment of notes payable	—	—	(1,205,000)
Proceeds from issuance of subordinated debentures	5,155,000	—	2,733,000
Cash dividends paid	(815,971)	(641,702)	(426,369)
Net proceeds from issuance of common stock	—	1,569,375	9,805,987
Withholding taxes paid relating to stock option exercise	—	(158,836)	—
Exercise of stock options	15,434	—	1,300
Excess tax benefits on exercise of stock options	—	101,389	—

Net cash provided by financing activities	48,938,681	55,151,099	81,805,301

Net increase (decrease) in cash and cash equivalents	1,432,573	(3,252,844)	6,579,244
Cash and cash equivalents, beginning of year	7,444,684	10,697,528	4,118,284

Cash and cash equivalents, end of year	$8,877,257	$7,444,684	$10,697,528

Supplemental information on cash payments:
Interest paid	$22,799,539	$15,225,358	$7,594,075
Income taxes paid	1,967,284	1,552,567	1,810,018

Supplemental information on noncash transactions:
Transfers of mortgage loans to other real estate owned	216,000	918,500	137,800
Fair value of common stock issued to acquire Monticello Bancshares, Inc, net	19,464,954	—	—
Note payable issued to former Monticello Bancshares, Inc. stockholder	8,000,000	—	—
Conversion of note payable to common stock	969,681	—	—
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Business and Significant Accounting Policies
(a)	Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CapitalSouth Bancorp (the Parent), and its wholly-owned subsidiary, CapitalSouth Bank (including its wholly-owned subsidiaries, Security Mutual Financial Services, Inc., Mortgage Lion, Inc. and CapitalSouth Insurance, Inc.) (the Bank). The Bank is engaged in the business of obtaining funds, primarily in the form of deposits, and investing such funds in investment securities and commercial, real estate, consumer, and other loans in Birmingham, Huntsville, and Montgomery, Alabama, and in Jacksonville, Florida and the surrounding areas. CapitalSouth Bank’s subsidiary, Security Mutual Financial Services, Inc. (Security Mutual), currently services a portfolio of real estate mortgages, retail installment sales contracts, and other loans it owns, but no longer actively originates loans. CapitalSouth Bank’s subsidiary, Mortgage Lion, Inc., (Mortgage Lion) operates a wholesale mortgage origination office in Fitzgerald, Georgia. The consolidated group is referred to herein as the Company or CapitalSouth. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company completed the acquisition of Monticello Bancshares, Inc. (Monticello) and its subsidiary, Monticello Bank, on September 14, 2007. Monticello’s results of operation were included in CapitalSouth’s consolidated financial results beginning September 15, 2007. Monticello operated two full-service banking offices in Jacksonville, Florida, and a wholesale mortgage origination office in Fitzgerald, Georgia.

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

Material estimates that are particularly susceptible to significant change in the near—term relate to the estimation of the allowance for loan losses, goodwill impairment and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, management obtains independent appraisals for significant properties.

(c)	Cash and Cash Equivalents

Cash and cash equivalents include: cash on hand, cash due from banks, and federal funds sold. Generally, federal funds are sold for one—day periods.

The Bank is required to maintain certain average cash reserve balances with the Federal Reserve Bank in accordance with Federal Reserve Bank requirements. There were no required balances as of December 31, 2007 and 2006.

(d)	Securities

Securities designated as available—for—sale are carried at fair value. However, the unrealized difference between amortized cost and fair value of securities available—for—sale is excluded from net income and is reported, net of deferred taxes, as a component of stockholders’ equity. This caption includes securities that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, or for other purposes. Securities held—to—maturity are carried at amortized cost, as the Company has the ability and management has the positive intent to hold these securities to maturity.

Amortization of premiums and discounts are computed under the interest method. Declines in value determined to be other than temporary are charged to earnings. The specific identification method is used to determine realized gains or losses on sales of securities.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
CapitalSouth reviews securities for impairment quarterly. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of CapitalSouth to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

(e)	Loans Held—for—Sale

The Company originates loans under various Small Business Administration loan programs and other secondary market conventional products which are sold in the secondary market. Additionally, with the September 2007 acquisition of Monticello, the Company has residential mortgage loans held for sale which were originated through the wholesale mortgage segment. These loans held—for—sale are carried at the lower of cost or estimated fair value in the aggregate. Loans are recognized as sold under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sold loans are beyond the reach of CapitalSouth in all respects and the purchasing investor has all rights of ownership, including the ability to pledge or exchange the loans. The Company has no recourse agreements. Gains or losses on loan sales are recognized at the time of sale, are determined by the difference between net sales proceeds and the carrying value of the loan sold, and are included in Business Capital Group loan income and gain on sale of mortgage loans. The Company does not retain any rights or obligations to service the loans sold by its Business Capital Group or wholesale mortgage segment following the closing of such sales. Loans held-for-sale are carried at the lower of aggregate cost or market value.

The Company also refers loans to investors and receives referral fees. Referral fee income is recognized at the time of the loan closing based on stated premium percentages and is included in Business Capital Group loan income.

(f)	Loans Receivable and Allowance for Loan Losses

Loans are stated at cost, reduced by the allowance for loan losses. Interest income with respect to loans is accrued on the principal amount outstanding. Interest accruals on loans are generally stopped if payments become 90 days past due or management otherwise considers the collectability of principal or interest to be in question. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest.

Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are expected to be fully collectible as to both principal and interest.

A substantial portion of the Bank’s loans are secured by real estate in Jefferson, Madison, Montgomery, and Shelby Counties of Alabama and Duval County in Florida. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas.

The allowance for loan losses is established by the provision for loan losses and is maintained at a level management considers adequate to absorb losses inherent in the portfolio. Management’s evaluation of the allowance considers economic conditions, identified loan impairments, analysis of the individual loans and collateral, and other factors considered necessary to maintain the allowance at an adequate level. Uncollectible loans are charged to the allowance account in the period such losses are realized. Recoveries on loans previously charged off are credited to the allowance in the period received. Provisions are made to the allowance for loan losses in the amount and in the period in which losses are estimated to have occurred.

While management uses available information to estimate the inherent losses at each balance sheet date, future changes to the allowance may be necessary based on the receipt of additional information. In

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to make changes to the allowance based on their judgment about information available to them at the time of their examination.

(g)	Acquisition of Loans

The Company generally acquires loans through loan pool purchases. An acquired loan which has experienced deterioration of credit quality between origination and the Company’s acquisition and for which it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms is accounted for under the provisions of Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. For such loans, the Company estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (including expected prepayments, if any) as of the acquisition date. The excess of the loan’s contractually required cash flows over the Company’s expected cash flows is referred to as a nonaccretable difference and is not recorded by the Company. The loan is initially recorded at fair value. The difference between the undiscounted expected cash flows and the fair value at which the loan is recorded is referred to as accretable yield and is accreted into interest income over the remaining expected life of the loan.

(h)	Loan Origination Fees and Costs

The net amount of loan origination fees and direct costs of loan origination are deferred and amortized to income using a method that approximates the level yield method. Fees received in connection with commitments to originate loans are also deferred. However, if the commitment expires, fees are recognized at that time. The origination fees on loans held—for—sale are recognized upon sale and included in Business Capital Group loan income or gain on sale of mortgage loans in the accompanying consolidated statements of income based on the type of held-for-sale loan generating the fee.

(i)	Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is recognized principally on the straight—line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

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

(k)	Derivative Financial Instruments and Hedging Activities

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments (i) to modify the re-pricing characteristics of assets and liabilities and (ii) to provide an economic hedge of the fair value risk of fixed—rate liabilities. The primary instruments utilized by the Company are interest rate swaps. The fair values of these derivative financial instruments are based on dealer quotes or third—party financial models and are recorded as assets or liabilities and are recognized on the balance sheet at their fair value.

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), or a hedge of the variability of cash flows of a floating rate asset or liability (cash flow hedge). Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge along with the gain or loss on the hedged asset or liability that are attributable to the risk being hedged are recognized in earnings in

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
the period of change. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is recorded initially as a component of accumulated other comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. For derivative instruments not designated as an accounting hedge, the change in fair value is recognized in earnings in each period. The net settlement on the Company’s derivative instruments is recorded in earnings on an accrual basis.

In connection with its wholesale mortgage origination segment, the Bank routinely enters into short-term commitments to fund residential mortgage loans. These are commonly referred to as interest rate locks. The Company utilizes forward sales commitments of mortgage-backed securities to mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments

(l)	Bank-Owned Life Insurance

The Company owns life insurance policies to provide for the payment of death benefits related to existing deferred compensation and supplemental income plans maintained for the benefit of certain executives and directors of the Company. The total cash surrender value amounts of such policies at December 31, 2007 and 2006 were $4,719,788 and $4,556,413, respectively. The Company recorded increases to the cash surrender value of $163,375, $174,072 and $177,917 for the years ended December 31, 2007, 2006 and 2005 respectively.

(m)	Off—Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off—balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(n)	Income Taxes

Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The result of the adoption of FIN 48 was an increase to retained earnings of $100,000. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company files its federal income tax returns on a consolidated basis.

(o)	Impairment

Long-lived assets, including purchased intangible assets subject to amortization, such as the Company’s core deposit intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

(p)	Share Based Compensation Plans

On July 1, 2005, the Company early adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the Company to recognize the costs of its employee stock option awards in its income statement. According to SFAS No. 123R, the total cost of the Company’s share based awards is equal to their grant date fair value and is recognized as expense on a straight-line basis over the service periods of the awards. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified retrospective method only to the beginning of the annual period of adoption, January 1, 2005. Under this method, compensation cost recognized in 2007, 2006 and 2005 includes compensation cost for all share-based payments granted subsequent to January 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. No compensation cost was recognized for share-based payments granted prior to January 1, 2005, as there were no unvested options at January 1, 2005. Total share-based compensation expense recognized by the Company during 2007, 2006, and 2005 for stock option grants was $74,092, $170,200 and $0 respectively.

(q)	Investment Banking Income

Investment banking income arises from commissions related to the sales of certain investment products which are recognized upon sale. In addition, the Company periodically participates in municipal bond offerings and recognizes underwriting fees as investment banking income at the time the offerings close.

(r)	Reportable Segments

The Company operates in several different geographic and other markets. In reviewing the overall business performance, the Company has determined the products and services, nature of the production processes, types of customers, methods used to distribute its services and the regulation governing each market are sufficiently similar to aggregate results for management purposes for the commercial bank. Additionally, we have a mortgage banking segment related to our wholesale mortgage activities. As such, the Company is considered to have two business segments as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

(s)	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” — SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe SFAS No. 157 will have a significant impact on our consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We do not believe SFAS No. 159 will have a significant impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The EITF concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date is for fiscal years beginning after December 15, 2007. The company will account for this EITF as a change in accounting principle and will record a liability along with a corresponding adjustment to 2008 beginning retained earnings. We do not believe EITF No. 06-4 will have a significant impact on our consolidated financial statements.

In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. The Company plans to retain use of the simplified method allowed by SAB 110 for determining the expected term component for share options granted during 2008.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not expect the impact of SFAS No. 160 on its financial position, results of operations or cash flows to be material.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
In March 2007, the FASB ratified EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” One objective of EITF No. 06-10 is to determine whether a liability for future benefits under a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends into postretirement periods should be recognized in accordance with SFAS No. 106 or APB Opinion 12, as appropriate, based on the substantive agreement with the employee. Another objective of EITF No. 06-10 is to determine how the asset arising from a collateral assignment split-dollar life insurance arrangement should be recognized and measured. EITF No. 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact EITF No. 06-10 may have on its consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” The objective of this issue is to determine the accounting for the income tax benefits of dividends or dividend equivalents when the dividends or dividend equivalents are: (a) linked to equity-classified non-vested shares or share units or equity-classified outstanding share options and (b) charged to retained earnings under FASB Statement No. 123 (Revised 2004), Share-Based Payment. The Task Force reached a consensus that EITF No. 06-11 should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007. The Company has not made any share based payments to which EITF 06-11 would be applied, and therefore it has no impact on the Company’s consolidated financial statements.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of SAB 109 in 2008 did not have a material impact on the Company’s consolidated financial statements.

(t)	Reclassifications

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

(u)	Subsequent Events

On February 13, 2008, the Company announced the opening of a new office in the Jacksonville, Florida market. The San Marco office increased the total number of offices in that market to four banking offices.

On March 6, 2008, the Company opened a new office in the Huntsville, Alabama market. The Madison office increased the total number of offices in that market to two.

On March 21, 2008, the Bank received approval from the Federal Reserve Board and the Alabama State Banking Department, respectively, with respect to the Bank’s request for authorization to pay dividends to the Company in excess of dividends allowed under federal and state law. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited by (i) the amount of the current year’s net profits, combined with the retained net profits of the preceding two years, (ii) the amount of retained earnings, and (iii) capital ratio requirements. Due to the Company’s 2007 net loss which eliminated available earnings from 2007 and 2006 for purposes of the dividend calculation and led to negative retained earnings, even though the Bank remains well capitalized for regulatory purposes, permission from the Federal Reserve Board and the Alabama State Banking Department is required before the Bank may pay dividends to the Company. Both the Federal Reserve Board and the Alabama State Banking have approved the payment of a first quarter dividend of up to the amount of the Bank’s earnings for the quarter ending March 31, 2008, as long as the Bank maintains a Tier 1 leverage capital ratio of at least 7% after payment of such dividend. Approval of similar future dividends is

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Summary of Business and Significant Accounting Policies, Continued
discretionary on the part of the Federal Reserve Board and the Alabama State Banking Department and will take into consideration results of future examinations of our banking subsidiary and our ability to serve as a source of capital for our subsidiary bank.
In March 2008 the Company requested, and received, modifications to its $5 million line of credit from the Alabama Banker’s Bank to extend the maturity date of the line to January 18, 2009, set CapitalSouth Bank’s minimum Tier I capital ratio at 7.00%, and set CapitalSouth Bank’s minimum Tier I capital position at $55 million.
(2) Business Combination
     CapitalSouth completed the acquisition of 100% of Monticello Bancshares, Inc. (Monticello) and its subsidiary, Monticello Bank, on September 14, 2007. Monticello’s results of operations were included in CapitalSouth’s consolidated financial results beginning September 15, 2007. Monticello operated two full-service banking offices in Jacksonville, Florida, and a wholesale mortgage origination office in Fitzgerald, Georgia. Monticello’s management and culture are a good fit for the Company, and its deposit and lending activities give the Company added momentum as it builds its presence in fast-growing Jacksonville, Florida. Monticello’s mortgage operations give the Company added market visibility and augment its product offerings.
     The aggregate purchase price for the acquisition was $41.9 million, consisting of 1,047,605 shares of CapitalSouth common stock valued at $19.9 million, $14.0 million in cash, and $8.0 million in notes payable to a former Monticello shareholder, and $392,000 in acquisition costs, net of $387,000 in stock issuance costs. In accordance with EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the CapitalSouth common shares issued in the acquisition were valued at $18.95 per share which represents the weighted average closing price of CapitalSouth common stock for the five-day trading period beginning two days before the March 1, 2007 merger announcement date and ending two days after the announcement.
     The Company recorded at fair value the following assets and liabilities of Monticello as of September 14, 2007:

Assets:
Cash and due from banks	$2,268,613
Federal funds sold	16,980,902
Investment securities — available-for-sale	8,012,716
Other investment securities	1,728,600
Loans, net of allowance for loan losses of $1,461,610	203,380,144
Premises and equipment	4,665,349
Goodwill	25,361,697
Other intangibles	987,422
Other assets	3,991,562

Total Assets	267,377,005

Liabilities:
Deposits	189,942,762
Borrowings	31,005,550
Other liabilities	4,538,299

Total Liabilities	225,486,611

Net Assets	$41,890,394

     The purchase price allocations are preliminary, and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed.
     In accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS No. 142”) and SFAS No. 147, “Acquisition of Certain Financial Institutions” (“SFAS No. 147”), CapitalSouth has recognized $800,000 as a core deposit intangible. This identifiable intangible is being amortized over 7 years using an accelerated method over the life of the underlying deposits to which the intangible is attributable.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2) Business Combination, Continued
     CapitalSouth also recorded other adjustments to the carrying value of Monticello’s assets and liabilities in order to reflect the fair value of those net assets in accordance with U.S. generally accepted accounting principles, including a $1,750,000 discount associated with the loan portfolio, a $209,000 premium for Monticello’s certificates of deposit, a $334,000 discount for Monticello’s FHLB borrowings and a $1,094,000 million premium for Monticello’s land and buildings. CapitalSouth also recorded the corresponding deferred tax asset or liability associated with these adjustments. The discounts and premiums related to the financial assets and liabilities are being amortized into our consolidated statements of income using a method that approximates the level yield method over the anticipated lives of the underlying financial assets and liabilities. For the years ended December 31, 2007 and 2006, the accretion of the fair value discounts related to the acquired loans and certificates of deposit increased net interest income by approximately $51,000 and $0, respectively. Based on the estimated useful lives of the acquired loans and deposits, CapitalSouth expects to recognize increases in net interest income related to amortization of these discounts and premiums of $1,620,000 in subsequent years.
     Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. At September 14, 2007 the Company identified $7.3 million in loans to which the application of the provisions of SOP 03-3 was required. The purchase accounting adjustments reflect a reduction in loans and the allowance for loan losses of $2.0 million related to Monticello’s impaired loans, thus reducing the carrying value of these loans to $5.3 million as of September 14, 2007. The accretable difference was immaterial for these loans. At December 31, 2007 the number of loans to which we applied the provisions of SOP 03-3 had been reduced by three loans due to charge-off of these loans. The carrying value of these charged-off loans was $0, accordingly, there was no change in the carrying value of the SOP 03-3 loans.
     In connection with the secondary marketing activities in the mortgage banking segment acquired in the Monticello transaction, the Company established a $2.5 million reserve as part of the purchase accounting entries on loans on which we may be required to refund losses incurred by the investor due to fraud or breaches of representations and warranties at origination. The reserve covers 25 loans pursuant to which Monticello had received notification of a potential claim. As of December 31, 2007, settlements had been reached on 20 of the 25 loans, with $1,704,000 remaining in the reserve at year-end.
Pro Forma Results of Operations
     The following table presents unaudited pro forma results of operations for 2007 and 2006, as if the Monticello acquisition had occurred effective January 1, 2006. Since the impact of operational efficiencies are not considered, the pro forma summary information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at January 1, 2006:

	2007	2006
	(in thousands, except per share amounts)
Net interest income	$22,336,874	$21,962,889
Net (loss) income	(14,868,127)	3,826,154
Basic earnings (loss) per share	$(3.41)	$0.95
Diluted earnings (loss) per share	(3.41)	0.94

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(3) Securities Available—for—Sale and Held—to—Maturity
     The amortized cost and estimated fair values of securities available—for—sale at December 31, 2007 and 2006 are as follows:

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$26,499,399	$225,875	$(18,566)	$26,706,708
Mortgage-backed securities	8,584,095	1,775	(125,855)	8,460,015
Municipal securities	10,370,850	71,459	(12,067)	10,430,242
Corporate bonds	4,126,904	53,785	(4,735)	4,175,954

	$49,581,248	$352,894	$(161,223)	$49,772,919

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$28,125,958	$8,237	$(199,554)	$27,934,641
Mortgage-backed securities	10,401,062	—	(431,490)	9,969,572
Municipal securities	4,869,484	1,929	(16,621)	4,854,792
Corporate bonds	4,157,646	2,261	(1,118)	4,158,789

	$47,554,150	$12,427	$(648,783)	$46,917,794

     The amortized cost and estimated fair values of securities held—to—maturity at December 31, 2007 and 2006 are as follows:

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$10,993,021	$46,065	$(11,399)	$11,027,687
Mortgage-backed securities	5,130,382	66	(34,900)	5,095,548
Collateralized mortgage obligation	6,931,710	—	(180,409)	6,751,301
Municipal securities	10,198,886	127,694	(37,623)	10,288,957

	$33,253,999	$173,825	$(264,331)	$33,163,493

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U.S. Government agency securities	$10,992,116	$—	$(333,398)	$10,658,718
Mortgage-backed securities	6,425,164	—	(157,525)	6,267,639
Collateralized mortgage obligation	7,806,611	—	(307,829)	7,498,782
Municipal securities	6,605,001	71,514	(28,173)	6,648,342

	$31,828,892	$71,514	$(826,925)	$31,073,481

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(3) Securities Available-for-Sale and Held-to-Maturity, Continued
     The carrying amounts and approximate fair values of securities at December 31, 2007, by contractual maturity, are as follows:

	Securities
	Available-for-sale		Held-to-maturity
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due in one year or less	$6,998,553	$7,000,098	$1,002,710	$998,767
Due after one year through five years	11,211,223	11,350,926	12,497,685	12,574,526
Due after five years through ten years	13,787,188	13,896,776	5,877,013	5,952,668
Due after ten years	4,873,285	4,889,150	1,814,499	1,790,683

	36,870,249	37,136,950	21,191,907	21,316,644
Mortgage-backed securities	8,584,095	8,460,015	5,130,382	5,095,548
Collateralized mortgage obligation	—	—	6,931,710	6,751,301
Corporate bonds	4,126,904	4,175,954	—	—

	$49,581,248	$49,772,919	$33,253,999	$33,163,493

          Securities with amortized costs of $64,284,965 and $43,830,498 (fair values of $64,256,276 and $42,808,028) at December 31, 2007 and 2006, respectively, were pledged to secure deposits, borrowed funds, and for other purposes as required or permitted by law.
     There were no sales of investment securities available-for-sale or held-to-maturity during the years ended December 31, 2007, 2006 and 2005.
     The following tables show the Company’s combined investments’ unrealized gross losses and fair values, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007 and December 31, 2006.

	2007
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. Government agency securities	$2,988,281	$10	$10,961,038	$29,955	$13,949,319	$29,965
Mortgage-backed securities	180,919	11	11,194,716	160,744	11,375,635	160,755
Municipal securities	1,977,205	23,881	2,559,467	25,809	4,536,672	49,690
Collateralized mortgage obligation	—	—	6,751,301	180,409	6,751,301	180,409
Corporate bonds	1,018,727	4,735	—	—	1,018,727	4,735

	$6,165,132	$28,637	$31,466,522	$396,917	$37,631,654	$425,554

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(3) Securities Available—for—Sale and Held—to—Maturity, Continued

	2006
	Less than 12 months		More than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

U.S. Government agency securities	$3,995,902	$3,481	$26,560,369	$529,471	$30,556,271	$532,952
Mortgage-backed securities	—	—	16,237,211	589,015	16,237,211	589,015
Municipal securities	6,139,244	38,540	608,262	6,254	6,747,506	44,794
Collateralized mortgage obligation	3,116,306	23,921	4,382,476	283,908	7,498,782	307,829
Corporate bonds	1,026,547	1,118	—	—	1,026,547	1,118

	$14,277,999	$67,060	$47,788,318	$1,408,648	$62,066,317	$1,475,708

     At December 31, 2007, the Company had 14 available-for-sale securities and 12 held-to-maturity securities that were in an unrealized loss position for longer than 12 months. At December 31, 2006, the Company had 26 available-for-sale securities and 13 held-to maturity securities that were in an unrealized loss position for longer than 12 months. All of these securities’ impairments are deemed to be temporary as the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. The Company does not expect any other than temporary impairment to develop related to these securities and has the ability and intent to hold these securities until maturity or a market price recovery.
(4) Loans Receivable
     The composition of the loan portfolio at December 31, 2007 and 2006 is as follows:

	2007	2006
Commercial, industrial and agricultural	$101,725,294	$67,392,108
Real estate — construction and land development	196,599,870	125,617,084
Real estate — mortgage	316,486,887	177,485,630
Installment loans	7,299,247	4,412,798

	622,111,298	374,907,620
Less allowance for loan losses	(8,876,419)	(4,328,629)

Net loans	$613,234,879	$370,578,991

     Certain parties (principally directors and senior officers of the Company including their affiliates, families, and companies in which they hold 10% or more ownership) were customers of and had loans and other transactions with the Bank in the ordinary course of business. The following is an analysis of activity with respect to such loans for the years ended December 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$8,519,074	$7,068,201
Additions	5,670,911	6,375,749
Amounts collected	(4,694,496)	(4,924,876)

Balance, end of year	$9,495,489	$8,519,074

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(4) Loans Receivable, Continued
     In management’s opinion, these loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons and these loans did not involve more than the normal risk of collectability or present other unfavorable features.
     The recorded amounts of investments in loans that were considered to be impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, were $13,914,083 as of December 31, 2007 and $1,660,882 as of December 31, 2006 (all such loans were also carried on a nonaccrual basis). The related allowance for loan loss amounts on these loans was $1,288,158 and $339,020, respectively, at December 31, 2007 and 2006. Nonaccrual loans acquired in the Monticello Bank acquisition with a principal balance of $4,935,000 were recorded at fair value of $3,585,000 in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These remaining loans had a net realizable value of $3,121,000 at December 31, 2007. Other than the acquired loans previously mentioned, there were no impaired loans without a related allowance as of December 31, 2007 and 2006. The average recorded investments in impaired loans during the years ended December 31, 2007, 2006, and 2005 were $5,976,954, $1,650,037, and $1,284,742, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $462,700 for the year ended December 31, 2007 and immaterial for the years ended December 31, 2006 and 2005. Interest recognized on nonaccrual loans was immaterial for the years ended December 31, 2007, 2006, and 2005.
     Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $13,914,083 and $1,660,882 at December 31, 2007 and 2006, respectively. There were no past due loans greater than 90 days not on nonaccrual status.
(5) Allowance for Loan Losses
     A summary of activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Balance, beginning of year	$4,328,629	$3,856,092	$3,200,150
Allowance of purchased institution at acquisition date (net of $1,989,477 SOP 03-3 adjustment)	1,461,610	—	—
Loans charged off	(492,688)	(247,530)	(351,466)
Recoveries	62,655	98,761	93,635
Provision charged to income	3,516,213	621,306	913,773

Balance, end of year	$8,876,419	$4,328,629	$3,856,092

(6) Premises and Equipment
     A summary of premises and equipment and their useful lives as of December 31, 2007 and 2006 is as follows:

	Depreciable life	2007	2006
Land		$3,190,694	$1,468,183
Premises and improvements	15 to 31 years	14,311,365	8,778,289
Equipment and furniture	5 to15 years	7,174,213	5,305,342
Vehicles	5 years	95,191	72,241

		24,771,463	15,624,055
Less accumulated depreciation		(5,979,518)	(4,975,356)

		$18,791,945	$10,648,699

Depreciation expense was $1,065,333, $973,033 and $837,172 for 2007, 2006 and 2005, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(7) Goodwill
     Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2007 and 2006 were as follows:

Balance as of December 31, 2005	$1,276,612
Adjustment to goodwill	(460)

Balance as of December 31, 2006	1,276,152
Adjustment to goodwill	(990)
Acquisition of Monticello Bancshares	25,361,697
Impairment	(17,007,017)

Balance as of December 31, 2007	$9,629,842

     All of the Company’s goodwill is related to the commercial banking segment. Goodwill for the Company’s commercial banking segment, substantially all of which was created in connection with the September 2007 acquisition of Monticello Bancshares, was tested for impairment as of December 31, 2007. It was determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit. The lower value as of December 31, 2007 is attributable to recent and significant adverse changes in the general business climate and its impact on the fair value of the Company’s Commercial Banking reporting segment.
     To assess impairment of goodwill, the Company performed three analyses to determine the value of the commercial banking segment: (1) an income approach using the discounted cash flow method, (2) a market approach using the guideline company method and (3) a market approach using the guideline transaction method. The results of each of these analyses were combined into a weighted value to determine the commercial banking segment’s fair value.
(8) Identifiable Intangible Assets
     At December 31, 2007 and 2006, identifiable intangible assets consisted of the following:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accum.	Carrying	Carrying	Accum.	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core Deposit Intangible	$800,000	$41,754	$758,246	$—	$—	$—
Mortgage Servicing Rights	187,422	14,673	172,749	—	—	—

Total	$987,422	$56,427	$930,995	$—	$—	$—

     As a result of the acquisition or Monticello Bancshares, Inc. CapitalSouth added $800,000 of core deposit intangibles and $187,000 of mortgage servicing rights during the third quarter of 2007 with a weighted average amortization period of 7.0 years and 2.3 years, respectively.
     In 2007, 2006 and 2005, CapitalSouth recorded $56,427, 0, and 0, respectively, of amortization of identifiable intangible assets. CapitalSouth estimates that amortization expense for identifiable intangible assets will be $218,865 in 2008, $194,367 in 2009, $125,143 in 2010, $106,590 in 2011, $94,488 in 2012, $83,763 in 2013, and $57,321 in 2014.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(8) Identifiable Intangible Assets, Continued
The following table illustrates the carrying amounts and weighted-average amortization periods of identifiable intangible assets:

	2007
		Weighted-
		Average
	Net	Amortization
	Carrying	Period
	Amount	in Years

Core deposit intangible	$758,246	7.0
Mortgage servicing rights	172,749	2.3
(9) Deposits
     Deposits at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Money market and NOW accounts	$189,192,703	$129,576,218
Savings	4,680,275	3,453,246
Certificates of deposit	331,185,477	209,501,956
State time deposits	6,030,000	6,030,000
Noninterest-bearing deposits	62,255,103	52,735,182

	$593,343,558	$401,296,602

     Certificates of deposit in denominations of $100,000 or more totaled $70,053,341 and $24,931522 at December 31, 2007 and 2006, respectively. State time deposits in denominations of $100,000 or more aggregated $6,030,000 at December 31, 2007 and 2006.
     Scheduled maturities of certificates of deposit at December 31, 2007 are as follows:

2008	$295,944,271
2009	10,852,042
2010	6,231,390
2011	7,752,399
2012 and after	10,405,375

$331,185,477

     Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Money market and NOW accounts	$6,923,391	$4,160,244	$2,121,235
Savings	20,669	12,575	12,863
Certificates of deposit	12,787,811	9,041,939	5,020,838
State time deposits	281,492	276,968	167,401

	$20,013,363	$13,491,726	$7,322,337

     Interest expense amounts on certificates of deposit in denominations of $100,000 or more were $1,854,885, $1,081,332, and $749,516 for the years ended December 31, 2007, 2006 and 2005, respectively.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(10) Income Taxes
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
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of adoption, the Company reduced its liability for unrecognized tax benefits by $100,000 which was recorded as a direct increase in retained earnings. As of January 1, 2007 and December 31, 2007, the Company did not have any unrecognized tax benefits. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2008 relative to any tax positions taken prior to December 31, 2007. Also, as of the adoption date, the Company had no accrued interest expense or penalties related to unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits, if any, are recognized as a component of income tax expense.
     Tax years prior to 2004 are no longer subject to examination by the Internal Revenue Service. In addition to the Internal Revenue Service, the Company is subject to various state income tax jurisdictions, principally Alabama, and tax years prior to 2004 are no longer subject to examination by those jurisdictions.
     The consolidated provision for income taxes is as follows:

	2007	2006	2005

Current:
Federal	$1,203,909	1,535,306	1,359,580
State	208,175	231,452	203,191

	1,412,084	1,766,758	1,562,771

Deferred:
Federal	(740,048)	(166,916)	(264,731)
State	(91,468)	(20,630)	(33,722)

	(831,516)	(187,546)	(298,453)

	$580,568	1,579,212	1,264,318

     The provision for income taxes is less than that computed by applying the federal statutory rate of 34% in 2007, 2006 and 2005, as indicated in the following analysis:

	2007	2006	2005
Tax based on federal statutory rate	$(5,005,314)	$1,532,553	$1,306,008
Goodwill impairment	5,782,386	—	—
State income taxes, net of federal benefit	77,027	139,267	111,850
Stock compensation	25,191	57,868	—
Tax exempt interest	(263,755)	(140,437)	(91,626)
Low income housing tax credit	(20,196)	(20,196)	(20,196)
Bank-owned life insurance	(55,548)	(59,184)	(58,962)
Other, net	40,777	69,341	17,244

	$580,568	$1,579,212	$1,264,318

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(10) Income Taxes, Continued
     Net deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Allowance for loan losses	$3,087,122	$1,240,412
Accrued expenses	440,551	376,358
Intangibles	25,146	32,124
Net unrealized loss on available-for-sale securities	—	218,007
Compensation expense related to stock options outstanding	—	88,844
Accumulated depreciation on premises and equipment	—	102,696
Reserve for other losses on sold loans	647,608
Fair value adjustments on securities, loans, and deposits	709,373
Other assets	159,187	317,757

Total gross deferred tax assets	5,068,987	2,376,198

Deferred loan fees and costs, net	(357,861)	(306,233)
Net unrealized gain on available-for-sale securities	(69,802)	—
Accumulated depreciation on premises and equipment	(381,342)	—
Intangibles	(288,133)	—
Fair value adjustments on FHLB borrowings	(100,593)	—
Other liabilities, net	(3,643)	(32,086)

Total gross deferred tax liabilities	(1,201,374)	(338,319)

Net deferred tax assets	$3,867,613	$2,037,879

     In assessing whether deferred tax assets will be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
(11) Subordinated Debt and Notes Payable
     On December 26, 2002 the Parent established Financial Investors Statutory Trust I (Trust I), a wholly-owned statutory business trust, on September 15, 2005 the Parent established a second wholly-owned statutory business trust, Financial Investors Statutory Trust II (Trust II) and on August 24, 2007 the Parent established CapitalSouth Statutory Trust I (CAPB Trust I) (collectively, the Trusts). On September 14, 2007 in connection with the acquisition of Monticello, the Parent acquired the Monticello Bancshares Statutory Trust II (MB Trust II) in the amount of $3,000,000. The Parent is the sole sponsor of these Trusts and owns all of the Trusts’ common securities. The Trusts were created for the exclusive purpose of issuing 30—year capital trust securities (Trust Preferred Securities) in the amount of $5,000,000 (Trust I), $2,500,000 (Trust II), $5,000,000 (CAPB Trust I), and $3,000,000 (MB Trust II) with the use of the proceeds from these Trusts to purchase an aggregate of $15,500,000 of subordinated debentures from the Parent. The sole assets of the Trusts are subordinated debentures issued by the Parent. The amounts recorded in the consolidated balance sheets include the unconsolidated investment in the Trusts of $481,000 which were acquired through the issuance of subordinated debentures.
     The Trust Preferred Securities bear a floating interest rate based on a spread over 3—month LIBOR which is set each quarter. Distributions from the Trusts are payable quarterly maturing December 26, 2032 (for Trust I), September 15, 2035 (for Trust II), August 15, 2037 (for CAPB Trust I), and December 15, 2034 (for MB Trust II).

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(11) Subordinated Debt and Notes Payable, Continued
The Trust Preferred Securities are subject to mandatory redemption upon repayment of the subordinated debentures at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Parent guarantees the payment distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust.
     CapitalSouth Bancorp’s obligation under the subordinated debentures together with the guarantee and other back—up obligations, in aggregate, constitute a full and unconditional guarantee by the Parent of the obligations of the Trusts under the Trust Preferred Securities.
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
     Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities for Trust I may be redeemed prior to maturity at the Trust’s option on or after December 26, 2007, Trust II securities may be redeemed prior to maturity at the Trust’s option on or after September 15, 2010, CAPB Trust I securities may be redeemed prior to maturity at the Trust’s option on or after August 24, 2012, and the Monticello Trust securities may be redeemed prior to maturity at the Trust’s option on or after December 15, 2009. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trusts becoming subject to federal income tax on income received on the subordinated debentures, (2) interest payable by the Parent on the subordinated debentures becoming nondeductible for federal tax purposes, or (3) loss of the ability to treat the Trust Preferred Securities as “Tier I Capital” under the Federal Reserve capital adequacy guidelines.
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
     The Company entered into a $5 million commitment dated December 18, 2007 bearing an interest rate of the three-month London Interbank Offered Rate (LIBOR) plus 175 basis points maturing on January 18, 2009 with Alabama Banker’s Bank. In connection with the commitment, CapitalSouth Bank must maintain a minimum Tier 1 Capital/Asset ratio of 7% at all times, maintain a minimum Tier 1capital position of $55,000,000 at all times and there must be no adverse regulatory action taken against CapitalSouth during the term of the agreement. There was no outstanding balance under this line of credit as of December 31, 2007.
     As a result of the acquisition of Monticello, CapitalSouth has notes payable to a former Monticello shareholder that consist of the following: a $1.5 million note bearing an interest rate of the one-month London Interbank Offered Rate (LIBOR) plus 50 basis points payable in quarterly installments beginning in January 2012, and the second note payable is a $5.5 million convertible note bearing an interest rate of LIBOR plus 50 basis points payable in quarterly installments. In the fourth quarter 2007, the conversion feature of this note was exercised and a portion of this second note was converted into 98,947 shares of the Company’s stock at a price equivalent to the average high and low price on the trading day prior to conversion.
     The Company had no notes payable outstanding during 2006.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(11) Subordinated Debt and Notes Payable, Continued
     The following table reflects the contractual maturities of the Company’s subordinated debentures and long term notes payable as of December 31, 2007. The amounts shown do not reflect the early redemption options discussed above.

	2008	2009	2010	2011	2012	Thereafter	Total
		(In thousands)
Subordinated debentures	$—	$—	$—	$—	$—	$16,023	$16,023
Long-term notes payable	1,600	1,600	1,600	730	1,500	—	7,030

Total	$1,600	$1,600	$1,600	$730	$1,500	$16,023	$23,053

(12) Repurchase Agreements and Borrowed Funds
     Borrowed funds consisted of Federal Home Loan Bank (FHLB) advances amounting to $34,200,000, excluding purchase price adjustments, and $6,000,000 as of December 31, 2007 and 2006, respectively. At December 31, 2007, the scheduled maturities of these advances and interest rates were as follows:

Maturity	Scheduled
Year	Maturities	Interest Rate Ranges

2008	$8,000,000	3.73% to 4.94%
2010	3,200,000	5.11%
2013	3,000,000	4.58%
2014	10,000,000	3.33%
2015	10,000,000	3.71%
     The table below provides information related to Federal Home Loan Bank Advance activity for 2007, 2006, and 2005.

	2007	2006	2005
Activity for the year:
Average balance of advances outstanding	$14,374,110	$6,594,521	$9,684,863
Maximum outstanding at any month-end	34,200,000	11,000,000	11,000,000
Average interest rate at period-end	3.92%	4.76%	4.77%
Average interest rate paid for the year	5.19%	5.96%	4.25%
     The following summarizes pertinent data related to repurchase agreements as of and for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Activity for the year:
Average balance of advances outstanding	$963,246	$9,877,522	$12,490,065
Maximum outstanding at any month-end	1,585,678	11,409,908	13,679,715
Average interest rate at period-end	1.39%	1.43%	3.74%
Average interest rate paid for the year	1.77%	4.67%	2.95%

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(13) Derivative Instruments
     Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings.
     Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty, and therefore, has no credit risk.
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
     The Company enters into interest rate swaps to manage its interest rate exposure on FHLB borrowings. These swaps qualfy as derivatives, but are not designated as hedge instruments.
     The following tables summarize information on the outstanding interest rate swaps related to the Company’s FHLB borrowings at December 31, 2007 and 2006:

2007
				During the year		Average
	Notional	Carrying	Estimated			remaining life
	amount	value	fair value	Received	Paid (1)	(in years)
Interest rate swaps	$3,000,000	40,942	(40,942)	3.01%	5.32%	0.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three-month LIBOR.

2006
				During the year		Average
	Notional	Carrying	Estimated			remaining life
	amount	value	fair value	Received	Paid (1)	(in years)
Interest rate swaps	$3,000,000	127,656	(127,656)	3.01%	5.03%	1.75

(1)	The interest rate protection contracts above reprice quarterly. The variable pay rate is based upon the three-month LIBOR.
     Beginning in 2007, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedge instruments.
The following table summarize information on the outstanding interest rate swaps to facilitate customer borrowing needs at December 31, 2007:

	December 31, 2007
	Notional Amount	Estimated Fair Value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$9,810,028	$(312,197)
Pay variable / receive fixed swaps	9,810,028	312,197

Total	$19,620,056	$—

     In connection with wholesale mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans. This is commonly referred to as interest rate locks. The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(13) Derivative Instruments, Continued
the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $6.2 million and $10.5 million, respectively, at December 31, 2007. The fair value of the origination commitments was a gain of $42,801 at December 31, 2007, and the fair value of the forward sales commitments was a loss of $43,945 at December 31, 2007.
(14) Regulatory Matters
     The Company’s principal source of funds for operating expenses is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited by (i) the amount the current year’s net profits, combined with the retained net profits of the preceding two years, (ii) the amount of retained earnings, and (iii) capital ratio requirements. Due to the Company’s 2007 net loss which eliminated available earnings from 2007 and 2006 for purposes of the dividend calculation and led to negative retained earnings, even though the Bank remains well capitalized for regulatory purposes, permission from the Federal Reserve Board and the Alabama State Banking Department is required before the Bank may pay dividends to the Company. Both the Federal Reserve Board and the Alabama State Banking Department have approved the payment of a first quarter dividend of up to the amount of the Bank’s earnings for the quarter ending March 31, 2008, as long as the Bank maintains a Tier 1 leverage capital ratio of at least 7% after payment of such dividend. Approval of similar future dividends is discretionary on the part of the Federal Reserve Board and the Alabama State Banking Department and will take into consideration results of future examinations of our banking subsidiary, capital and earnings plans, the amount of any future capital provided to our bank subsidiary and our ability to serve as a source of capital for our subsidiary bank.
     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off—balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk—weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2007 and 2006, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The Company was categorized as well capitalized for Tier 1 risk based and Tier 1 Leverage, but was categorized as adequately capitalized for Total risk based capital. To be categorized as well capitalized the Bank must maintain minimum Total risk—based, Tier I risk—based, and Tier I leverage ratios as set forth in the following table. Management believes there are no conditions or events since the previous notification that have changed the institution’s categories.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(14) Regulatory Matters, Continued
     The Company’s and CapitalSouth Bank’s actual capital amounts and ratios are presented in the table below.

	December 31, 2007
					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)

Total Capital (to risk weighted assets):
Consolidated	$59,171	9.4%	$50,216	8.0%	N/A	10.0%
CapitalSouth Bank	65,694	10.5	50,199	8.0	$62,749	10.0%

Tier I Capital (to risk weighted assets):
Consolidated	51,317	8.2%	25,108	4.0%	N/A	6.0%
CapitalSouth Bank	57,838	9.2	25,099	4.0	37,649	6.0%

Tier I capital (to average assets):
Consolidated	51,317	6.5%	31,470	4.0%	N/A	5.0%
CapitalSouth Bank	57,838	7.4	31,399	4.0	39,249	5.0%

	December 31, 2006
					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)

Total Capital (to risk weighted assets):
Consolidated	$52,150	13.2%	$31,702	8.0%	N/A	10.0%
CapitalSouth Bank	47,041	11.9	31,626	8.0	$39,533	10.0%

Tier I Capital (to risk weighted assets):
Consolidated	47,990	12.1%	15,851	4.0%	N/A	6.0%
CapitalSouth Bank	42,712	10.8	15,813	4.0	23,720	6.0%

Tier I capital (to average assets):
Consolidated	47,990	10.2%	18,794	4.0%	N/A	5.0%
CapitalSouth Bank	42,712	9.1	18,737	4.0	23,421	5.0%
(15) Employee Benefit Plan
     The Company sponsors a 401(k) retirement plan covering substantially all of its employees. The Company provides a 50% matching contribution for up to 8% of an employee’s contribution base. In addition to the matching contributions, the Company can make discretionary contributions based on the Company’s current year profits. Contributions to the plan totaled approximately $186,000, $142,000 and $52,000 in 2007, 2006 and 2005, respectively.
(16) Stock Based Compensation Plans
     Under the Company’s 2005 Stock Incentive Plan, there are 74,000 shares authorized for issuance with grants to employees. The maximum term of the options granted under the plan is 10 years. The 1994 Stock Incentive Plan

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(16) Stock Based Compensation Plans, Continued
and the 2004 Stock Option Plans have expired and accordingly may no longer have shares issued from those plans even though the Company continues to administer those plans.
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
     The Company estimates the fair value of its options awards using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and termination patterns within the Black-Scholes model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options granted to CapitalSouth employees during 2007 and 2006 was $5.23 and $7.40, respectively. During 2007 and 2006 there were 42,500 options granted at an exercise price of $16.20 and 23,000 options granted at an exercise price of $21.17, respectively. Assumptions used in calculating the fair value of options granted during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Risk-free interest rate	5.15%	5.15%	4.25%
Expected volatility	16.32	6.42	7.16
Dividend yield	1.31	1.13	1.31
Expected life of option	10 yrs	10 yrs	10 yrs
A summary of the status of outstanding option grants under the Company’s stock option plans at December 31, 2007, 2006, and 2005 and the changes during the years then ended is presented in the table below:

	2007		2006		2005
		Weighted average		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding, beginning of year	164,650	$14.24	217,400	$13.09	225,500	$12.59
Granted	42,500	16.20	23,000	21.17	3,000	15.25
Exercised	(40,000)	11.39	(70,250)	12.72	(100)	13.00
Forfeited	(13,750)	16.89	(5,500)	17.24	(11,000)	14.45

Outstanding, end of year	153,400	$15.29	164,650	$14.24	217,400	$13.09

Exercisable, end of year	126,060	$15.10	164,650	$14.24	217,400	$13.09
Weighted average fair value of options granted	$5.23		$7.40		5.33

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(16) Stock Based Compensation Plans, Continued

			Weighted average
			remaining
		Weighted average	contractual life
Range of exercise prices	Options outstanding	exercise price	(years)
11.00 - 11.99	13,000	$11.00	0.38
12.00 - 12.99	10,000	12.00	1.88
13.00 - 13.99	13,900	13.00	2.64
15.00 - 15.99	58,500	15.01	6.11
16.00 - 16.99	41,000	16.20	9.46
21.00 - 21.99	17,000	21.17	8.38

	153,400

     As of December 31, 2007, none of the options had intrinsic value.
     As of December 31, 2007, there was $148,184 in unrecognized compensation cost related to nonvested options.
     During 2007, 1,500 stock options were exercised. The intrinsic value of these options was $12,500,
     During 2007, 38,500 employee stock options were exercised using a cashless exercise for the share purchase, which resulted in 14,625 common shares issued. The intrinsic value of these options was $269,825.
(17) (Loss) Earnings Per Share
     Basic (loss) earnings per share amounts were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the years ended December 31, 2007, 2006 and 2005. Diluted (loss) earnings per share amounts for the years ended December 31, 2007, 2006 and 2005, were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding and the dilutive effects of the shares awarded under the stock option plans, based on the treasury stock method using an average fair market value of the stock during the respective years. The Company had no options that were issued and not included in the calculations of diluted earnings per share for the years ended December 31, 2006 and 2005. Due to the loss attributable to common shareholders for the year ended December 31, 2007, no potentially dilutive shares were included in the loss per share calculation as including such shares would be antidilutive.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(17) (Loss) Earnings Per Share. Continued
     The following table represents the (loss) earnings per share calculations for the years ended December 31, 2007, 2006 and 2005:

	Net (Loss) income	Shares	Per share amount
2007
Basic (Loss) earnings per share:
Income available to common shareholders	$(15,302,080)	3,312,605	$(4.62)

Dilutive securities:
Stock option plan shares		—
Dilutive earnings per share:
(Loss) Income available to common shareholders	$(15,302,080)	3,312,605	$(4.62)

2006
Basic earnings per share:
Income available to common shareholders	$2,928,297	2,964,041	$0.99

Dilutive securities:
Stock option plan shares		56,627

Dilutive earnings per share:
Income available to common shareholders	$2,928,297	3,020,668	$0.97

2005
Basic earnings per share:
Income available to common shareholders	$2,576,882	2,271,878	$1.13

Dilutive securities:
Stock option plan shares		32,471

Dilutive earnings per share:
Income available to common shareholders	$2,576,882	2,304,349	$1.12

(18) Commitments and Contingencies
     The Bank is party to financial instruments with off—balance sheet risks that arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. They consist primarily of commitments to extend credit and standby letters of credit. A summary at December 31, 2007 and 2006 is as follows:

	2007	2006
Commitments to extend credit	$79,704,226	$82,729,846
Standby letters of credit	379,817	1,049,470

	$80,084,043	$83,779,316

     Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheets. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.
     The Company leases offices in Atlanta, Georgia; Jacksonville, Florida; and Huntsville, Birmingham, and Montgomery, Alabama. Future minimum rental commitments as of December 31, 2007 for the leases are as follows:

2008	$449,919
2009	390,376
2010	382,070
2011	236,888
2012	239,770
Thereafter	2,172,195

$3,871,218

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(18) Commitments and Contingencies, Continued
     Rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $367,000, $330,000 and $355,000, respectively.
     In connection with the secondary marketing activities in the mortgage banking segment acquired in the Monticello transaction, the Company established a $2.5 million reserve as part of the purchase accounting entries on loans on which we may be required to refund losses incurred by the investor due to fraud or breaches of representations and warranties at origination. The reserve covers 25 loans pursuant to which Monticello had received notification of a potential claim. As of December 31, 2007, settlements had been reached on 20 of the 25 loans, with $1,704,000 remaining in the reserve at year-end.
     The Company is subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these claims and actions are not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.
(19) Fair Value of Financial Instruments
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, certain of the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following methods and assumptions were used by the Company in estimating its fair values disclosures for financial instruments:
(a)	Securities Available—for—Sale and Securities Held—to—Maturity

Substantially all of the Company’s investments have a readily determinable fair value. Fair value for these securities is based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

(b)	FHLB and Federal Reserve Bank stock

The FHLB and Federal Reserve Bank have historically repurchased their stock at cost. Therefore, the carrying amount is considered a reasonable estimate of fair value.

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

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(19) Fair Value of Financial Instruments, Continued
(f)	Federal Funds Purchased, Borrowed Funds, and Repurchase Agreements

These balances may consist of federal funds purchased, as well as fixed rate borrowings from the FHLB and repurchase agreements. Due to the short—term nature of federal funds purchased and repurchase agreements, the fair values approximate their carrying values. The fair value of the FHLB borrowings is estimated using discounted cash flows based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements as of December 31, 2007 and 2006.

(g)	Notes Payable

The fair value of the notes payable approximates its carrying value.

(h)	Subordinated Debentures

The fair value of the subordinated debentures is estimated using a discounted cash flow using current market rates as of year end.

(i)	Off—Balance Sheet Financial Instruments

Off—balance sheet financial instruments include commitments to extend credit. The fair value of such instruments is negligible since the arrangements are at current rates, are for short periods, and pose no known credit risk.
     Many of the Company’s assets and liabilities are short—term financial instruments whose carrying amounts reported in the balance sheet approximate fair value. These items include cash and due from banks, interest—bearing bank balances, federal funds sold, and accrued interest receivable and payable balances. The estimated fair values of the Company’s remaining on—balance sheet financial instruments as of December 31, 2007 and 2006 are summarized below.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
		(In thousands)
Financial assets:
Securities available— for—sale	$49,773	$49,773	$46,918	$46,918
Securities held—to—maturity	33,254	33,163	31,829	31,073
FHLB stock	5,646	5,646	2,045	2,045
Federal Reserve Bank stock	2,257	2,257	905	905
Loans held-for-sale	7,419	7,419	—	—
Loans, net	613,235	614,393	370,579	367,733
Derivative assets	312	312	—	—
Financial liabilities:
Deposits	593,344	594,093	401,297	400,459
Borrowed funds	33,935	33,752	6,000	6,142
Federal funds purchased	62,898	62,898	20,474	20,474
Repurchase agreements	684	684	659	659
Subordinated debentures	16,023	15,443	7,733	7,733
Notes payable	7,030	7,030	—	—
Derivative liabilities	353	353	128	128
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

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(20) Business Segment Information
     CapitalSouth Bank has two reporting segments comprised of commercial banking and wholesale mortgage origination. CapitalSouth’s primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of CapitalSouth’s branch locations. CapitalSouth’s segments were changed in 2007 as a result of the Monticello acquisition. Mortgage origination emerged as a separate unit within CapitalSouth Bank. Mortgage origination focuses on the origination of residential mortgage loans for sale to investors in the secondary residential mortgage market. The following table presents financial information for each reportable segment for the year ended December 31, 2007 and 2006:
Year ended December 31, 2007
(In Thousands)

	Commercial	Mortgage	Total
	Banking	Banking	Company

Net interest income	$18,474	$25	$18,499
Provision for loan losses	3,521	(5)	3,516
Noninterest income	3,211	302	3,513
Noninterest expense	32,865	352	33,217
Income tax expense	589	(8)	581

Net loss	$(15,290)	$(12)	$(15,302)

Year ended December 31, 2006
(In Thousands)

	Commercial	Mortgage	Total
	Banking	Banking	Company
Net interest income	$15,763	$—	$15,763
Provision for loan losses	621	—	621
Noninterest income	3,290	—	3,290
Noninterest expense	13,925	—	13,925
Income tax expense	1,579	—	1,579

Net income	$2,928	$—	$2,928

Year ended December 31, 2005
(In Thousands)

	Commercial	Mortgage	Total
	Banking	Banking	Company
Net interest income	$13,043	$—	$13,043
Provision for loan losses	914	—	914
Noninterest income	2,552	—	2,552
Noninterest expense	10,840	—	10,840
Income tax expense	1,264	—	1,264

Net income	$2,577	$—	$2,577

As of December 31, 2007:
End of period assets	$756,895	$10,580	$767,475

As of December 31, 2006:
End of period assets	$481,989	—	$481,989

As of December 31, 2005:
End of period assets	$423,508	—	$423,508

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(21) Comprehensive Income
     Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources comprised of net income and other comprehensive income. For the Company, other comprehensive income consists entirely of changes in the fair value on securities available—for—sale.

	2007
	Before tax		After tax
	amount	Tax effect	amount
Unrealized gains arising during the period	$828,027	$287,809	$540,218
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized gain on securities	$828,027	$287,809	$540,218

	2006
	Before tax		After tax
	amount	Tax effect	amount
Unrealized gains arising during the period	$234,263	$(81,992)	$152,271
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized gain on securities	$234,263	$(81,992)	$152,271

	2005
	Before tax		After tax
	amount	Tax effect	amount
Unrealized losses arising during the period	$(499,262)	$177,468	$(321,794)
Less reclassification adjustment for gains included in net income	—	—	—

Net unrealized gain on securities	$(499,262)	$177,468	$(321,794)

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(22) Condensed Parent Company Financial Information
     Condensed Parent—only financial information is as follows:
Balance Sheets

	December 31,
	2007	2006
Assets:
Interest bearing deposits in CapitalSouth Bank	$1,322,823	$4,604,867

Other assets	969,008	823,242

Investment in subsidiaries	69,010,152	43,848,770

Total assets	$71,301,983	$49,276,879

Liabilities:
Dividends payable	$269,824	$178,555

Subordinated debentures and long-term notes payable	23,053,064	7,733,000

Other liabilities	1,479,297	16,935

Total liabilities	24,802,185	7,928,490
Stockholders’ equity:
Common stock	4,235,952	3,060,764
Treasury stock	(1,255,060)	(1,255,060)
Paid—in surplus	45,841,834	26,296,512

(Accumulated deficit) retained earnings	(2,444,797)	13,664,522

Accumulated other comprehensive income (loss), net	121,869	(418,349)

Total stockholders’ equity	46,499,798	41,348,389

Total liabilities and stockholders’ equity	$71,301,983	$49,276,879

Statements of Income

	Years Ended December 31,
	2007	2006	2005
Dividend income from bank subsidiaries	$6,293,569	$600,000	$400,000
Interest income	42,365	49,331	6,564
Interest expense	(930,749)	(597,718)	(454,134)
Operating income, net	61,537	541,289	82,754

Income before equity in earnings (loss) of subsidiaries	5,466,722	592,902	35,184
Equity in undistributed earnings (loss) of subsidiaries	(20,768,802)	2,335,395	2,541,698

Net (loss) income	$(15,302,080)	$2,928,297	$2,576,882

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(22) Condensed Parent Company Financial Information, Continued
Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(15,302,080)	$2,928,297	$2,576,882
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed loss (earnings) of subsidiaries	20,768,802	(2,335,395)	(2,541,698)
Director fees, paid in common stock	196,349	246,773	175,190
Share based compensation	74,092	170,200	15,947
Amortization and accretion, net	(4,494)	—	—
Loss on premises and equipment	70,075	—	—
Net (increase) decrease in other assets	(957,787)	587,810	50,607
Net increase (decrease) in other liabilities	1,503,536	(5,115,102)	5,111,063

Net cash provided by (used in) operating activities	6,348,493	(3,517,417)	5,387,991

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	(9,533,000)
Net cash paid for bank acquisition	(13,985,000)	—	—

Net cash used in investing activities	(13,985,000)	—	(9,533,000)

Cash flows from financing activities:
Net decrease in notes payable	—	—	(1,205,000)
Proceeds from issuance of subordinated debentures	5,155,000	—	2,733,000
Cash dividends paid	(815,971)	(641,702)	(426,369)
Net proceeds from issuance of common stock	—	1,569,375	9,805,987
Exercise of stock options	15,434	(57,447)	1,300

Net cash provided by financing activities	4,354,463	870,226	10,908,918

Net (decrease) increase in cash and cash equivalents	(3,282,044)	(2,647,191)	6,763,909
Cash and cash equivalents, beginning of year	4,604,867	7,252,058	488,149

Cash and cash equivalents, end of year	$1,322,823	$4,604,867	$7,252,058

CAPITALSOUTH BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(23) Quarterly Summarized Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007
	(in thousands, except per share data)
Interest income	$8,678	$9,076	$10,398	$13,378
Interest expense	4,726	4,826	5,750	7,730

Net interest income	3,952	4,250	4,648	5,648
Provision for loan losses	136	225	1,025	2,130

Net interest income after provision for loan losses	3,816	4,025	3,623	3,518
Noninterest income	717	855	633	1,308
Noninterest expense	3,547	3,488	3,826	22,356

Income (loss) before income taxes	986	1,392	430	(17,530)
Income tax provision	280	495	154	(349)

Net income (loss)	$706	$897	$276	$(17,181)

Net income (loss) per share
Basic	$0.24	$0.30	$0.09	$(4.21)
Diluted	$0.23	$0.30	$0.09	$(4.21)
Shares outstanding
Basic	2,981	2,993	3,181	4,084
Diluted	3,016	3,011	3,205	4,084

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006
	(in thousands, except per share data)
Interest income	$6,849	$7,607	$8,089	$8,546
Interest expense	3,219	3,633	4,020	4,456

Net interest income	3,630	3,974	4,069	4,090
Provision for loan losses	236	104	119	162

Net interest income after provision for loan losses	3,394	3,870	3,950	3,928
Noninterest income	561	1,435	573	721
Noninterest expense	3,283	3,697	3,624	3,321

Income before income taxes	672	1,608	899	1,328
Income tax provision	208	614	288	469

Net income	$464	$994	$611	$859

Net income per share
Basic	$0.16	$0.33	$0.21	$0.29
Diluted	$0.16	$0.33	$0.20	$0.28
Shares outstanding
Basic	2,942	2,964	2,969	2,972
Diluted	3,003	3,024	3,020	3,026

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     Based on the evaluation discussed above, our chief executive and chief financial officers have concluded that our disclosure controls and procedures are effective as of the date of that evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met..
Management’s Annual Report on Internal Control over Financial Reporting
          Management’s Report on Internal Control over Financial Reporting is included on page 54 of this report.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B OTHER INFORMATION
     None.
PART III
Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding the executive officers of CapitalSouth is included in Part I. The other information required by Item 10 is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2008. The definitive proxy statement will be filed on or about April 14, 2008.
     You may access our Code of Ethics and other corporate governance documents on our website at www.capitalsouthbank.com under the subheading “Investor Relations.” This subsection at our website also contains links to our SEC filings and other corporate governance information.
Item 11 EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2008.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
a.	Security Ownership of Certain Beneficial Owners.

The information regarding the security ownership of the beneficial owners of more than five percent of CapitalSouth’s common stock is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2008.

b.	Security Ownership of Management.

The information regarding the security ownership of management is incorporated by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May, 19, 2008.

c.	Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans and the Stock Performance Graph is included in Part 2 under Item 5.
Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information regarding certain relationships and related transactions and director independence is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2008.
Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information regarding principal accountant fees and services is incorporated herein by reference from CapitalSouth’s definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 2008.
PART IV
Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	Financial Statements The consolidated financial statements of CapitalSouth are included in Item 8 of this Form 10-K.

(2)	Financial Statement Schedules All financial information required pursuant to this item is either included in the consolidated financial statements or is inapplicable.

(3)	Exhibits The following index to exhibits lists the exhibits filed or incorporated by reference into this Form 10-K.

Number	Description

3.1	Restated Certificate of Incorporation*

3.2	Certificate of Amendment to the Restated Certificate of Incorporation*

3.3	Certificate of Correction to the Restated Certificate of Incorporation*

3.4	Certificate of Amendment to the Restated Certificate of Incorporation*

3.5	Bylaws of CapitalSouth Bancorp*

4.1	Specimen Stock Certificate of CapitalSouth Bancorp**

4.2	Indenture, dated as of December 19, 2002, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and State Street Bank and Trust Company of Connecticut, National Association*

Number	Description

4.3	Guarantee Agreement, dated as of December 19, 2002, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and State Street Bank and Trust Company of Connecticut, National Association*

4.4	Indenture, dated as of September 15, 2005, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and Wilmington Trust Company*

4.5	Guarantee Agreement, dated as of September 15, 2005, by and between CapitalSouth Bancorp (formerly known as Financial Investors of the South, Inc.) and Wilmington Trust Company*

10.1	1994 Stock Incentive Plan (as amended and restated in 1999)*

10.2	Form of 1994 Stock Incentive Plan Stock Option Agreement*+

10.3	2004 Incentive Stock Option Plan*+

10.4	Form of Incentive Stock Option Award under the 2004 Incentive Stock Option Plan*+

10.5	2005 Stock Incentive Plan*+

10.6	Amended and Restated Directors Compensation Plan*+

10.7	Bank Director Supplemental Retirement Program (included in Exhibit 10.8)*+

10.8	Form of Director Supplemental Retirement Program Director Agreement*+

10.9	Form of Life Insurance Endorsement Method Split Dollar Plan Agreement*+

10.10	Form of Executive Supplemental Retirement Plan Agreement*+

10.11	Incorporators Stock Option Agreement*+

10.12	Amendment No. 1 to Incorporators Stock Option Agreement*+

10.13	Form of 2005 Stock Incentive Plan Stock Option Agreement**+

10.14	Amendment to Incorporators Stock Option Agreement***+

21.1	Subsidiaries of CapitalSouth Bancorp

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Section 1350

*	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Registration Statement on Form S-1 dated October 5, 2005, File No. 333-128829.

**	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Amendment No. 1 to Registration Statement on Form S-1 dated November 15, 2005, File No. 333-128829.

***	Incorporated by reference from corresponding exhibit previously filed with CapitalSouth Bancorp’s Amendment No. 2 to Registration Statement on Form S-1 dated December 2, 2005, File No. 333-128829.

+	Management contract or compensatory plan arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP
March 31, 2008	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ W. Dan Puckett	Chief Executive Officer and Chairman of the	March 31, 2008
W. Dan Puckett	Board of Directors (Principal Executive Officer)

/s/ Carol W. Marsh	Senior Vice President, Secretary and Chief	March 31, 2008
Carol W. Marsh	Financial Officer (Principal Financial Officer)

/s/ Edison K. Woodie, III	Controller (Principal Accounting Officer)	March 31, 2008
Edison K. Woodie, III

/s/ W. Flake Oakley, IV	President and Director	March 31, 2008
W. Flake Oakley, IV

/s/ James C. Bowen	Director	March 31, 2008
James C. Bowen

/s/ Harold B. Dunn	Director	March 31, 2008
Harold B. Dunn

/s/ Stanley L. Graves	Director	March 31, 2008
Stanley L. Graves

/s/ Charles K. McPherson, Sr.	Director	March 31, 2008
Charles K. McPherson, Sr.

/s/ David W. Wood, II	Director	March 31, 2008
David W. Wood, II