Form 10-Q
period 2008-03-31
CapitalSouth Bancorp
filed 2008-05-15
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51660
(Exact name of registrant as specified in its charter)

Delaware	63-1026645
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2340 Woodcrest Place
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1.00 par value per share	4,153,698 shares

CAPITALSOUTH BANCORP
Report on Form 10-Q
March 31, 2008
FORWARD-LOOKING STATEMENTS
Some of our statements contained in this Form 10-Q and in other documents that we incorporate by reference into this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. We intend these forward-looking statements to be covered by the safe harbor provisions for “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we include this statement for purposes of these safe harbor provisions. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the effects of terrorism and efforts to combat it; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and the failure of assumptions underlying the establishment of our allowance for loan losses. All written or oral forward-looking statements attributable to CapitalSouth Bancorp are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,906,118	$8,647,193
Federal funds sold	146,295	230,064

Cash and cash equivalents	10,052,413	8,877,257
Securities available–for–sale	45,851,078	49,772,919
Securities held–to–maturity, fair values of $34,409,475 and $33,163,493 at March 31, 2008 and December 31, 2007, respectively	33,900,227	33,253,999
Federal Home Loan Bank stock	5,141,500	5,646,000
Federal Reserve Bank stock	2,256,702	2,256,702
Loans held-for-sale	5,098,445	7,419,085
Loans	611,255,965	622,111,298
Allowance for loan losses	(8,786,908)	(8,876,419)

Net loans	602,469,057	613,234,879
Premises and equipment, net	20,558,195	18,791,945
Goodwill	9,645,871	9,629,842
Other intangibles, net	868,839	930,995
Bank–owned life insurance	4,768,121	4,719,788
Other real estate owned	6,680,134	3,499,162
Other assets	9,371,786	9,442,883

Total assets	$756,662,368	$767,475,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest–bearing	$533,547,715	$531,088,455
Noninterest–bearing	62,508,963	62,255,103

Total deposits	596,056,678	593,343,558
Federal funds purchased	48,657,040	62,898,140
Borrowed funds	34,004,976	33,935,281
Repurchase agreements	574,875	683,907
Subordinated debentures and other long-term notes payable	23,644,368	23,053,064
Other liabilities	6,727,212	7,061,708

Total liabilities	709,665,149	720,975,658

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 7,500,000 shares at March 31, 2008 and December 31, 2007, respectively; issued 4,238,528 and 4,235,952 shares at March 31, 2008 and December 31, 2007, respectively; outstanding 4,153,698 and 4,151,122 shares at March 31, 2008 and December 31, 2007, respectively	4,238,528	4,235,952
Treasury stock, at cost, 84,830 shares at March 31, 2008 and December 31, 2007, respectively	(1,255,060)	(1,255,060)
Paid–in surplus	45,858,501	45,841,834
Accumulated deficit	(2,281,312)	(2,444,797)
Accumulated other comprehensive income, net	436,562	121,869

Total stockholders’ equity	46,997,219	46,499,798

Total liabilities and stockholders’ equity	$756,662,368	$767,475,456

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$10,630,703	$7,707,814
Interest on securities	907,762	851,208
Interest on other earning assets	102,808	120,657

Total interest income	11,641,273	8,679,679

Interest expense:
Interest on deposits	5,627,194	4,423,192
Interest on debt	1,266,511	302,976

Total interest expense	6,893,705	4,726,168

Net interest income	4,747,568	3,953,511
Provision for loan losses	657,750	136,250

Net interest income after provision for loan losses	4,089,818	3,817,261

Noninterest income:
Service charges on deposits	371,317	299,681
Investment banking income, net	2,097	162,439
Business Capital Group loan income	71,778	178,839
Bank–owned life insurance	48,333	43,518
Gain on sale of mortgage loans	276,156	—
Gain on sale of securities	278,378	—
Other noninterest income	153,532	32,188

Total noninterest income	1,201,591	716,665

Noninterest expense:
Salaries and employee benefits	2,542,716	2,005,151
Occupancy and equipment expense	873,977	553,131
Professional fees	344,332	369,075
Advertising	126,944	101,936
Other noninterest expense	1,044,005	517,820

Total noninterest expense	4,931,974	3,547,113

Income before provision for income taxes	359,435	986,813
Income tax provision	37,549	280,233

Net income	$321,886	$706,580

Basic earnings per share	$0.08	$0.24
Basic weighted average shares outstanding	4,151,348	2,981,325
Diluted earnings per share	$0.08	$0.23
Diluted weighted average shares outstanding	4,151,348	3,015,524
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)

	Three Months Ended March 31, 2008
						Accumulated
	Common stock					Other	Total
	Shares		Treasury	Paid-in	(Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Surplus	Deficit)	Income, Net	Equity
Balance, December 31, 2007	4,151,122	$4,235,952	$(1,255,060)	$45,841,834	$(2,444,797)	$121,869	$46,499,798
Change in accounting principle	—	—	—	—	(158,401)	—	(158,401)

Adjusted balance at January 1, 2008	4,151,122	4,235,952	(1,255,060)	45,841,834	(2,603,198)	121,869	46,341,397
Comprehensive income:
Net income	—	—	—	—	321,886	—	321,886
Change in fair value of securities available-for-sale, net	—	—	—	—	—	314,693	314,693
Total comprehensive income							636,579
Common stock issued for director fees	2,576	2,576	—	16,667	—	—	19,243

Balance, March 31, 2008	4,153,698	$4,238,528	$(1,255,060)	$45,858,501	$(2,281,312)	$436,562	$46,997,219

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$321,886	$706,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383,028	236,251
Provision for loan losses	657,750	136,250
Deferred tax benefit	(74,850)	(81,727)
Amortization and accretion, net	20,709	27,157
Director fees, paid in common stock	19,243	—
Gain on sale of securities	(278,378)	—
Gain on sale of loans held-for-sale	(276,156)	—
Loss on other real estate owned	33,715	27,155
Originations of loans held-for-sale	(32,739,351)	—
Proceeds from sale of loans	35,336,147	—
Net increase in other assets	(212,964)	(116,563)
Net decrease in other liabilities	(589,982)	(135,129)

Net cash provided by operating activities	2,600,797	799,974

Cash flows from investing activities:
Purchases of securities available-for-sale	(11,120,000)	(504,844)
Proceeds from sales, maturities and paydowns of securities available-for-sale	15,692,791	1,434,239
Purchases of securities held-to-maturity	(1,100,000)	(2,243,558)
Proceeds from paydowns of securities held-to-maturity	652,198	1,265,976
Purchases of Federal Home Loan Bank stock	(3,656,000)	(583,100)
Sales of Federal Home Loan Bank stock	4,160,500	1,398,400
Proceeds from the sale of minority interest	120,975	—
Loan payments (originations), net	5,732,970	(10,013,993)
Purchases of premises and equipment	(2,149,278)	(240,899)
Proceeds from the sale of other real estate owned and repossessed assets	1,231,311	272,463

Net cash provided by (used in) investing activities	9,565,467	(9,215,316)

Cash flows from financing activities:
Net increase in deposits	2,759,024	43,425,496
Net decrease in federal funds purchased	(14,241,100)	(20,474,100)
Net (decrease) increase in repurchase agreements	(109,032)	168,225
Increase in notes payable	1,000,000	—
Repayment of notes payable	(400,000)	—
Cash dividends paid	—	(178,556)
Exercise of stock options	—	10,977

Net cash (used in) provided by financing activities	(10,991,108)	22,952,042

Net increase in cash and cash equivalents	1,175,156	14,536,700
Cash and cash equivalents, beginning of period	8,877,257	7,444,684

Cash and cash equivalents, end of period	$10,052,413	$21,981,384

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 – General
The consolidated financial statements in this report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including Regulation S-X, and have not been audited. These financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which CapitalSouth Bancorp (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Note 2 – Cash and Cash Flows
Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the three months ended March 31, 2008 and 2007, respectively:

	Three Months
	Ended March 31,
	2008	2007
Supplemental information on cash payments:
Interest paid	$6,247,383	$4,613,689
Income taxes paid	227,011	62,350

Supplemental information on noncash transactions:
Transfers of loans to other real estate owned	4,452,831	216,000
Note 3 – Comprehensive Income
The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on available-for-sale securities. Total comprehensive income for the three months ended March 31, 2008 and 2007, respectively, was as follows:

	Three Months
	Ended March 31,
	2008	2007
Net income	$321,886	$706,580
Change in fair value of securities available-for-sale, net of tax	314,693	45,989

Comprehensive income, net of tax	$636,579	$752,569

Note 4 – Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months
	Ended March 31,
	2008	2007
Net income	$321,886	$706,580
Denominator:
Weighted average common shares outstanding	4,151,348	2,981,325
Equivalent shares issuable upon exercise of stock options	—	34,199

Diluted weighted average common shares outstanding	4,151,348	3,015,524

Net income per share:
Basic	$0.08	$0.24
Diluted	$0.08	$0.23
All stock options are excluded from the computation of diluted earnings per share for the three months ended March 31, 2008, because the impact would be anti-dilutive.

Note 5 — Goodwill Impairment
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the carrying value of goodwill.
A substantial portion of the Company’s loans are secured by real estate in central Alabama and Northeast Florida. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in these areas. Management believes the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to make changes to the allowance based on their judgment about information available to them at the time of their examination.
The Company tested its goodwill for impairment at March 31, 2008 as a result of the recent decline in the Company’s stock price using three methods, the first based on the price as a multiple of tangible equity capital that similar units have sold for in the recent past, the second based on the price that similar publically traded units are trading for in established markets, and the third based on discounted cash flows based on internal forecasts of net income.  The results of this test indicated that none of the Company’s goodwill was impaired; however, the excess of the fair value over the carrying value narrowed slightly. If the Company’s stock price continues to decline, if the Company’s reporting units do not produce anticipated cash flows, or if similar units begin selling at significantly lower prices than in the past, the Company’s goodwill may be deemed impaired in the future.
Note 6 – Adoption of New Accounting Interpretation
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, FASB issued SFAS 157-2, Effective Date of FASB Statement No. 157. FASB Statement No. 157-2 delays the effective date of Statement No. 157 for other non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and financial liabilities and any other assets and liabilities carried at fair value.
Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements. EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on a covered employee. This Issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings of $158,401, an increase in deferred income taxes of $97,085, and an increase in other liabilities of $255,486.
Note 7 — Share-Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan, there are 91,000 remaining shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.

Note 7 — Share-Based Compensation Plans, Continued
The following table summarizes stock option activity during the three months ended March 31, 2008:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Shares	price	life (years)
Outstanding at January 1, 2008	153,400	$15.29
Granted	—	—
Exercised	—	—
Forfeited	(5,000)	14.87

Outstanding at March 31, 2008	148,400	$15.31	5.97

Exercisable at March 31, 2008	121,727	$15.10	5.22

As of March 31, 2008, the total unrecognized compensation cost related to unvested options not yet expensed was $148,183. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.30 years.
Note 8 – Fair Value Measurement
Effective January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, to value its financial assets and financial liabilities measured at fair value. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of March 31, 2008:

	Fair Value Measurements at March 31, 2008 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets and Liabilities Measured on a
Recurring Basis:
Available-for-sale securities	$2,000,000	$43,851,078	$—	$45,851,078
Interest rate swap derivative assets	—	686,930	—	686,930

Total assets at fair value (1)	$2,000,000	$44,538,008	$—	$46,538,008

Interest rate swap derivative liabilities	$—	$689,608	$—	$689,608

Total liabilities at fair value (1)	$—	$689,608	$—	$689,608

Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$26,513,625	$26,513,625

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s investment in the Federal Reserve and FHLB, and short- and long-term debt obligations are still reported at their carrying values.

Note 8 – Fair Value Measurement, Continued
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified in Level 3 of the hierarchy.
     Interest Rate Swaps
Fair values are based on rates taken from swap curves and are, therefore, considered to be classified in Level 2 of the hierarchy.
     Impaired Loans
Loans are considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of Loans, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure, when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Although the Company has not elected the fair value option for additional financial assets and financial liabilities existing at January 1, 2008 or transacted in the three months ended March 31, 2008, any future transacted financial asset or financial liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.
Note 9 – Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

Note 10 – Business Segment Information
The Company has three reporting segments comprised of commercial banking, mortgage banking and corporate and other. The primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of the banking office locations. The Company added a new reporting segment as a result of the acquisition of Monticello Bancshares, Inc. (Monticello) which has wholesale mortgage banking activities. Wholesale mortgage banking focuses on the origination and sale of residential mortgage loans to investors in the secondary residential mortgage market. The third segment is corporate and other, which is comprised of the parent company and all other entities of the Company not directly related to commercial or mortgage banking. The following table presents financial information for each reportable segment as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007:

	Commercial	Mortgage	Corporate &	Total
	Banking	Banking	Other	Company
	(Dollar amounts in thousands)
For the three months ended March 31, 2008:
Net interest income (expense)	$5,024	$42	$(318)	$4,748
Provision for loan losses	658	—	—	658
Noninterest income	753	377	71	1,201
Noninterest expense	4,538	308	86	4,932
Income tax expense (benefit)	141	12	(116)	37

Net income (loss)	$440	$99	$(217)	$322

For the three months ended March 31, 2007:
Net interest income (expense)	$4,059	$—	$(106)	$3,953
Provision for loan losses	136	—	—	136
Noninterest income	717	—	—	717
Noninterest expense	3,445	—	102	3,547
Income tax expense (benefit)	353	—	(73)	280

Net income (loss)	$842	$—	$(135)	$707

As of March 31, 2008:
End of period assets	$746,930	$8,698	$1,034	$756,662

As of December 31, 2007:
End of period assets	$756,632	$10,580	$263	$767,475

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and 2007.
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. The Bank is an Alabama banking corporation and a member of the Federal Reserve System, and it has been in continuous operation since 1975. The Bank is headquartered in Birmingham, Alabama, and operates twelve full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Bank operates a wholesale residential mortgage loan subsidiary, Mortgage Lion, Inc., in Fitzgerald, Georgia. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano”.
Overview
As of March 31, 2008 compared to December 31, 2007, the Company reported a 1.41% decrease in total assets. Total assets at March 31, 2008 were $756,662,000, compared to $767,475,000 at December 31, 2007. The Company’s loan portfolio totaled $611,256,000 at the end of the first quarter of 2008, down 1.74% from $622,111,000 at December 31, 2007. Deposits increased from $593,344,000 at December 31, 2007 to $596,057,000 at March 31, 2008. The decline in loans and growth in deposits resulted in a $14,241,000 decline in federal funds purchased comparing March 31, 2008 to year end 2007. Shareholders’ equity at March 31, 2008, totaled $46,997,000, up 1.07% from $46,500,000 at December 31, 2007. Book value per share was $11.31 at March 31, 2008, versus $11.20 at year end 2007. Tangible book value per share increased to $8.78 per share at March 31, 2008, from $8.66 at December 31, 2007.
Net income for the quarter ended March 31, 2008 was $322,000, a decrease of $385,000 compared to $707,000 for the quarter ended March 31, 2007. Diluted earnings per share were $.08 for the three months ended March 31 2008, compared to $.23 for the same period in 2007. Increases in net interest income and noninterest income as a result of both organic growth in assets and due to the acquisition of Monticello Bancshares, Inc. (Monticello) were offset by increases in the provision for loan losses and noninterest expense related to the opening of two additional offices and due to the Monticello acquisition. The largest factors in the $485,000 increase in noninterest income were gain on sale of mortgage loans and gain on sale of investment securities. The primary factors in the increased expenses were the salary and employee benefits increase of $538,000 due to the acquisition of Monticello, opening two additional offices and increases in Federal Deposit Insurance Corporation expense, expenses related to other real estate owned and communication expenses.
Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses and goodwill impairment are accounting policies applied by the Company which are deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties and are susceptible to change. If different conditions exist or occur, depending upon the magnitude of the changes, our actual financial condition and financial results could differ significantly.
For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies and Estimates” on page 31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $79,751,000 at March 31, 2008 and $83,027,000 at December 31, 2007. During the first three months of 2008, eight agency bonds with a cost of $11,120,000 were purchased for the available-for-sale portfolio. One government agency bond with an aggregate cost of $1,100,000 was purchased for the held-to-maturity portfolio. Four government agency bonds in the available-for-sale portfolio with a book value of $3,996,000 were called. Three government agency bonds in the available-for-sale portfolio with a book value of $4,000,000 matured in the three months ended

March 31, 2008. Two government agency bonds with a book value of $4,988,000 and two corporate bonds with a book value of $2,005,000 were sold from the available-for-sale portfolio during the first quarter of 2008. The remaining change in the overall balance of the portfolio was primarily due to scheduled paydowns.
The following table shows the amortized cost of the Company’s securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
March 31, 2008

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years	Total
U. S. Government agency securities	$4,001,244	$18,991,674	$12,647,160	$1,144,633	$36,784,711
Mortgage-backed securities	—	8,048,378	3,764,354	1,050,033	12,862,765
Collateralized mortgage obligations	—	—	2,708,194	4,041,710	6,749,904
Municipal securities	654,802	2,066,930	12,295,075	5,546,615	20,563,422
Corporate securities	—	1,092,276	1,022,412	—	2,114,688

Total	$4,656,046	$30,199,258	$32,437,195	$11,782,991	$79,075,490

Tax equivalent yield	4.10%	4.02%	4.44%	3.88%

All securities held are traded in liquid markets. As of March 31, 2008, the Company owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of stockholders’ equity. As of March 31, 2008, the book value and fair value of the securities from each of these issuers was as follows:

	Book Value	Fair Value
Federal National Mortgage Association	$16,022,732	$16,177,607
Federal Home Loan Mortgage Corporation	12,826,593	13,111,915
Federal Home Loan Bank	21,360,525	21,818,863
At March 31, 2008, the Company had $146,295 in federal funds sold compared with $230,064 in federal funds sold at December 31, 2007.
Loans
Total loans were $611,256,000 at March 31, 2008, a decrease of $10,855,000, or 1.74%, over total loans of $622,111,000 at December 31, 2007. Growth of 1.99% in commercial, industrial and agricultural and installment loans was more than offset by the decreases in the real estate mortgage and real estate construction and development loans during the periods being compared. The Company has 40.48% of its loan portfolio, excluding loans held-for-sale, in commercial real estate, construction and acquisition and development loans as of March 31, 2008 compared to 44.93% as of December 31, 2007. Due to the general weakness in the residential real estate market, the Company began making a shift in its focus for new loan production away from residential mortgage and acquisition and development loans to more commercial and industrial loans. Changes in underwriting criteria for residential loans also contributed to the declines in this portfolio.
In connection with the secondary marketing activities in the mortgage banking segment, the Company established a reserve for losses on loans that may be required to be reimbursed to the investor due to fraud or breaches of representations and warranties at origination date as part of the purchase accounting adjustments in connection with the acquisition of Monticello.
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
During the first quarter of 2008, the Bank’s provision for loan losses increased to $658,000 versus $136,000 in the year-earlier quarter, but was down from $2,130,000 in the fourth quarter of 2007. The allowance for loan losses, as a percentage of period-end loans, was 1.44% at March 31, 2008, compared with 1.16% at March 31, 2007, and 1.43% at December 31, 2007.
Analysis of Changes in Allowance for Loan Losses

	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
		(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$8,876	$4,329	$4,329
Provision for loan losses	658	136	3,516

Sub-total	9,534	4,465	7,845

Charged-off loans:
Real estate loans	79	—	319
Installment loans	77	13	26
Commercial loans	595
Other loans	—	1	148

Total charged-off	751	14	493

Recoveries of charge-off loans
Real estate loans	—	1	20
Installment loans	4	13	31
Commercial loans	—	2	11

Total recoveries	4	16	62

Net charged-off loans	747	(2)	431
Acquired allowance for loan losses	—	—	1,462

Allowance for loan losses — end of period	$8,787	$4,467	$8,876

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.49%	0.00%	0.09%
Provision for loan losses (annualized)	0.43	0.15	0.75
During the first quarter, non-performing assets increased to $35,100,000, or 5.68%, of period-end loans and other real estate, up from $2,404,000, or 0.62%, in the year-earlier quarter and from $17,430,000, or 2.79%, in the fourth quarter of 2007. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across the Company’s markets since the latter half of 2007. The increase in non-performing assets in the first quarter of 2008 versus the first quarter of 2007 also reflected $4.6 million in non-performing assets associated with the Monticello acquisition which were recorded at their estimated fair values as part of the purchase accounting adjustments, which were below their original book value. At March 31, 2008, 94% of the Company’s non-performing loans were secured by real estate. In evaluating the adequacy of the allowance for loan losses, the Company obtained updated external appraisals on many of the properties underlying the non-performing loans or performed internal valuations based on current market conditions. The Company recorded annualized net charge-offs, as a percentage of average loans, of 0.49% in the first quarter of 2008 compared with net charge-offs of 0.00% in the first quarter of 2007 and 0.29% in the fourth quarter of 2007.
The following table represents the composition of the Company’s nonperforming assets by type of collateral as of March 31, 2008.

March 31, 2008
NONPERFORMING ASSETS	(Dollar amounts in thousands)
Nonaccrual loans:
Residential acquisition and development	$11,300
Residential construction	5,237
Single family residential real estate	2,951
Commercial construction	2,196
Commercial acquisition and development	1,892
Owner-occupied commercial real estate	1,836
Commercial	1,572
Non-owner occupied commercial real estate	1,402
Consumer	20

Total nonaccrual loans	28,406
Troubled debt restructures	—
Foreclosed properties and repossessions	6,694

Total nonperforming assets	35,100
As a % of loans, net and foreclosed properties	5.68%
Loans past due 90 days or more and still accruing	$—
Nonperforming assets included in loans held for sale:
Commercial	—
Consumer	—

Total nonperforming assets included in loans held for sale	—

Nonperforming assets related to loans and loans held for sale	$35,100

As a % of loans, net, foreclosed properties and loans held for sale	5.63%
The following table presents the allocation of the allowance for loan losses for each respective loan category with the corresponding percent of loans in each category to total loans. The comprehensive allowance analysis developed by our credit administration group enables us to allocate the allowance based on risk elements within the portfolio.
Allocation of the Allowance for Loan Losses

	March 31, 2008		March 31, 2007		December 31, 2007
		Percent of		Percent of		Percent of
		loans in		loans in		loans in
		each		each		each
		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans
			(Dollar amounts in thousands)
Commercial loans	$1,115	16.2%	$874	17.1%	$1,399	16.4%
Real estate-construction	3,589	32.4	1,469	36.0	3,495	31.6
Real estate-mortgage	3,610	50.3	1,997	45.9	3,555	50.9
Installment	83	1.1	125	1.0	73	1.1
Unallocated	390	—	2	—	354	—

Total	$8,787	100.0%	$4,467	100.0%	$8,876	100.0%

Deposits and Other Borrowings
Total deposits increased by 0.46% from December 31, 2007 to March 31, 2008. We believe our deposits will continue to increase in 2008 as a result of our increased presence in the Jacksonville, FL market, our newer banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $83,237,000 as of March 31, 2008, compared to $97,517,000 at December 31, 2007. The decline in our reliance on this source of funds was due to the decline in loans and growth in core deposits.
The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta as of March 31, 2008:

Borrow					Fixed/	Maturity
Date	Principal		Term	Rate	Variable	Date
09/26/2003	$5,000,000		5 years	3.34%	Variable	09/26/2008
10/01/1998	3,000,000		10 years	4.94	Fixed	10/01/2008
06/27/2007	3,200,000	[1]	3 years	5.11	Fixed	06/28/2010
03/24/2006	3,000,000		7 years	4.58	Fixed	03/25/2013
04/16/2004	10,000,000	[2]	10 years	3.33	Fixed	04/16/2014
06/24/2005	10,000,000	[3]	10 years	3.71	Fixed	06/24/2015

				3.95%

(1)	Carrying value of $3,233,773 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(2)	Carrying value of $9,982,097 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(3)	Carrying value of $9,789,106 due to fair value purchase accounting adjustments related to the purchase of Monticello.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”
Subordinated Debentures
The Company wholly owns four Delaware statutory trusts; Financial Investors Statutory Trust I, Financial Investors Statutory Trust II, CapitalSouth Bancorp Statutory Trust I, and Monticello Statutory Trust II. These unconsolidated subsidiaries issued approximately $15.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of March 31, 2008, $15,500,000 of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, The Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe the Federal Reserve Board’s final rule with respect to the capital treatment of trust preferred securities does not adversely affect our regulatory capital and the Company’s and the Bank’s Tier 1 capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At March 31, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $55.9 million. Additionally, we had available to us $5.0 million in an unsecured line of credit with our primary correspondent bank and additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $21.9 million to meet short term funding needs. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. We have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.
The following table reflects the contractual maturities of our term liabilities as of March 31, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.
Contractual Obligations

		One year	Over one to	Over three	More than
	Total	or less	three years	to five years	five years
	(Dollar amounts in thousands)
Certificates of deposit (1)	$359,686	$320,340	$20,830	$18,130	$386
Federal funds purchased and securities sold under agreement to repurchase	49,232	49,232	—	—	—
FHLB borrowings	34,005	8,000	3,234	3,000	19,771
Operating lease obligations	3,721	434	733	478	2,076
Junior subordinated debentures (2)	16,014	—	—	—	16,014
Long-term notes payable	7,630	2,600	3,200	1,830	—

Total	$470,288	$380,606	$27,997	$23,438	$38,247

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at par at the Company’s option after December 26, 2007, $3,000,000 that may be redeemed after December 15, 2009, $2,500,000 that may be redeemed after September 15, 2010 and $5,000,000 that may be redeemed after August 24, 2012.
Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by CapitalSouth Bancorp and CapitalSouth Bank. CapitalSouth Bancorp’s total capital to risk adjusted assets ratio was below “well capitalized” at
March 31, 2008 and December 31, 2007. The lower actual capital ratios for March 31, 2008 and December 31, 2007 reflect the impact of the Monticello acquisition. The acquisition of Monticello was closed on September 14, 2007.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth
	Capitalized	Capitalized	Bancorp	Bank
March 31, 2008
Tier 1 capital to risk adjusted assets	6.0%	4.0%	8.3%	9.4%
Total capital to risk adjusted assets	10.0	8.0	9.5	10.6
Tier 1 capital to average assets	5.0	4.0	6.8	7.7

December 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	8.2%	9.2%
Total capital to risk adjusted assets	10.0	8.0	9.4	10.5
Tier 1 capital to average assets	5.0	4.0	6.5	7.4

March 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.9%	10.7%
Total capital to risk adjusted assets	10.0	8.0	13.0	11.8
Tier 1 capital to average assets	5.0	4.0	10.0	8.9
Off-Balance-Sheet Arrangements
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at March 31, 2008 is as follows (amounts in thousands):

Commitments to extend credit	$81,123
Standby letters of credit	367
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
In connection with wholesale mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans. This is commonly referred to as interest rate locks. The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $9.2 million at March 31, 2008. The fair value of the origination commitments was a gain of approximately $79,500 at March 31, 2008, and the fair value of the forward sales commitments was a loss of approximately $22,300 at March 31, 2008.
Results of Operations

Net Interest Income
For the three months ended March 31, 2008, net interest income increased $795,000, or 20.11%, to $4,748,000, compared to $3,954,000 for the same period a year ago. Total interest income for the quarter ended March 31, 2008 was $11,641,000, an increase of $2,961,000, or 34.12%, compared to the same quarter last year. The increase in interest income is the result of earning asset growth. Average earning assets increased 53.71% for the three month period ended March 31, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for $230.1 million, or 91.76%, of the increase and $20.7 million, or 8.24%, was applicable to organic growth. The earning asset yield for the three month period ended March 31, 2008 was 6.60%, a decrease of 101 basis points from the yield in the same period in 2007. This decrease in the yield reflects the lower prime rate of interest in 2008 and the reversal of interest income on loans classified as nonaccrual during the first quarter of 2008. Approximately 54% of the Company’s loans are tied to variable rate indices and, accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three month period ended March 31, 2008 was 5.68%, compared to 8.25% for the same respective period in 2007.
Total interest expense was $6,894,000 for the first quarter of 2008 or a 45.87% increase compared to the same period in 2007. This increase in interest expense was due to the $262.7 million, or 67.30%, increase in average interest bearing liabilities for the three months ended March 31, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for $221.0 million, or 84.12%, of the increase and $41.7 million, or 15.88%, was applicable to organic growth. The largest average balance increases were in time deposits over $100,000 and federal funds purchased. The rate paid on interest-bearing liabilities decreased from 4.91% for the three months ended March 31, 2007 to 4.25% for the same period in 2008 reflecting the impact of the decreases in market rates due to a lower prime rate and a shift to more rate sensitive funding sources.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet
and Net Interest Analysis on a Fully Tax-Equivalent Basis
for the Three Months Ended March 31, 2008 and 2007

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$624,096	$10,665	6.87%	$378,147	$7,727	8.29%
Investment securities (1)	85,557	1,010	4.75	79,712	912	4.64
Other earning assets	7,976	103	5.19	9,013	121	5.44

Total earning assets	717,629	11,778	6.60	466,872	8,760	7.61

Other assets	49,141			24,253

Total assets	$766,770			$491,125

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$178,239	1,345	3.04	$149,169	1,646	4.48
Savings deposits	4,429	9	0.82	3,360	3	0.36
Time deposits < $100,000	286,701	3,480	4.88	186,613	2,375	5.16
Time deposits > $100,000	62,862	747	4.78	26,162	324	5.02
State of Alabama time deposits	6,030	46	3.07	6,030	75	5.04
Federal funds purchased	56,441	518	3.69	4,399	61	5.62
FHLB advances	33,960	397	4.70	6,000	88	5.95
Repurchase agreements	797	3	1.51	834	3	1.46
Subordinated debentures and other long-term debt	23,502	349	5.97	7,733	151	7.92

Total interest-bearing liabilities	652,961	6,894	4.25	390,300	4,726	4.91

Net interest spread		$4,884	2.35		$4,034	2.70

Noninterest-bearing demand deposits	59,810			55,039
Accrued expenses and other liabilities	6,587			3,832
Stockholders’ equity	47,029			42,434
Unrealized gain / (loss) on securities	383			(480)

Total liabilities and stockholders’ equity	$766,770			$491,125

Impact of noninterest-bearing sources and other			0.38			0.80

Net interest margin			2.74%			3.50%

(1)	Excludes fair value adjustment on investment securities available-for-sale.

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
Change in Interest Income and Expenses on a Tax-Equivalent Basis

	Three Months Ended March 31, 2008 Compared
	to Three Months Ended March 31, 2007
	Increase (Decrease)
	in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$4,232	$(1,294)	$2,938
Investment securities	73	25	98
Other earning assets	(12)	(6)	(18)

Total earning assets	4,293	(1,275)	3,018

Interest-bearing liabilities
NOW and money market accounts	263	(564)	(301)
Savings deposits	2	4	6
Time deposits < $100,000	1,224	(119)	1,105
Time deposits > $100,000	437	(14)	423
State of Alabama time deposits	—	(29)	(29)
Federal funds purchased	477	(20)	457
FHLB advances	327	(18)	309
Repurchase agreements	—	—	—
Other borrowings	234	(36)	198

Total interest-bearing liabilities	2,964	(796)	2,168

Increase (decrease) in net interest income	$1,329	$(479)	$850

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended March 31, 2008 was $658,000 compared to $136,000 in the same period of 2007. The increase in the provision reflects the increase in nonperforming assets since December 31, 2007 and the general weakening in the economy. Net loan charge-offs for the first quarter of 2008 were $748,000 compared to net recoveries of $2,000 for the same period in 2007. Annualized net recoveries as a percentage of average loans were 0.49% for the three months ended March 31, 2008 compared to annualized net charge-offs of 0.00% for the same period in 2007.
The increase in our provision for loan losses for the three months ended March 31, 2008 relative to the same periods in 2007 was a result of our analysis of inherent risks in the loan portfolio and the general softness in the real estate markets in which the Company operates. The rising level of nonperforming loans reflects a progression from past due loans on classified status to an assessment that the future collection of the past due interest is in question and, accordingly, that the accrual should be suspended. The Company identified many of these credits in the latter part of 2007 as problem credits and provided additional reserves to cover potential loss exposure with the significant provisions made in 2007. Accordingly as additional information was obtained in the first quarter, the Company provided for any further exposure.
Noninterest Income
Non-interest income for the first quarter increased 67.66% to $1,202,000 versus $717,000 in the year-earlier period. This increase is primarily due to higher income from deposit service fees due to the increased deposit balances resulting from the acquisition of Monticello and organic growth in deposits. Additionally, the Company reported gains on sales of investment securities and income from to the Bank’s acquired mortgage division in the form of gains on sales of mortgage loans. These increases in noninterest income offset lower investment banking income and income from Business Capital Group loans.

Noninterest Income

	Three Months Ended
	March 31,
	2008	Percent	2007
Service charges on deposit accounts	$371,317	23.90%	$299,681
Investment banking income, net	2,097	(98.71)	162,439
Business Capital Group loan income	71,778	(59.86)	178,839
Gain on sale of mortgage loans	276,156	NM	—
Gain on sale of nonmarketable equity securities	278,378	NM	—
Other income	201,865	166.64	75,706

Total noninterest income	$1,201,591	67.66%	$716,665

NM — Not Meaningful
Total service charges, including non-sufficient funds fees, were $371,000 for the first quarter of 2008, an increase of $72,000, or 23.90%, from the same period in 2007. The increase is a direct reflection of the growth in the Company’s core transaction deposit accounts. At the end of the first quarter of 2008, the Company had 9,785 transaction accounts compared with 7,448 transaction accounts at the end of the first quarter 2007. We anticipate this growth will continue in 2008 with the contribution of the new branches opened in the first quarter 2008 and locations acquired from Monticello.
Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the large decrease in income for the three month period ended March 31, 2008 compared to the same period in 2007 reflects projects closing earlier in the year in 2007 compared to 2008. The gain on sale of mortgage loans reflects income recognized from the wholesale mortgage segment acquired in the Monticello transaction. Sales of loans by our Business Capital Group and wholesale marketing segment qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group and wholesale marketing segment.
The gain on sale of securities for the three months ended March 31, 2008 reflects the gain on the sale of securities from the Bank’s available-for-sale portfolio and of a minority interest in another bank.
The primary factor in the increase in other income for the three months ended March 31, 2008 compared to the same period in 2007 is income from fees generated by the Mortgage Division acquired with the Monticello acquisition of $95,000 in 2008 compared to $0 in 2007. Other income also includes income on bank-owned life insurance which was $48,000 for the first quarter of 2008 compared to $44,000 for the same period in 2007. Life insurance with cash surrender values in the amounts of approximately $4.8 million and $4.6 million at March 31, 2008 and 2007, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split dollar benefit is taxable to the executives and directors as part of their total compensation each year.
Noninterest Expense
Non-interest expense for the first quarter increased 39.04% to $4,932,000 from $3,547,000 in the same period last year, reflecting the impact of new employees added from the Monticello acquisition as well as the Company’s opening of additional offices in both Jacksonville, Florida and Madison, Alabama, higher occupancy costs associated with the addition of a total of four branches since March 31, 2007 and expenses associated with an increase in other real estate owned.

Noninterest Expense

	Three Months Ended
	March 31,
	2008	Percent	2007
Salaries and employee benefits	$2,542,716	26.81%	$2,005,151
Occupancy and equipment expense	873,977	58.01	553,131
Professional fees	344,332	(6.70)	369,075
Advertising	126,944	24.53	101,936
Other	1,044,005	101.62	517,820

Total noninterest expense	$4,931,974	39.04%	$3,547,113

Salaries and benefits for the three months ended March 31, 2008 increased $538,000, or 26.81%, compared to the same period in 2007. As of March 31, 2008, the Company had 151 full time equivalent employees compared to 104 at March 31, 2007. The primary reasons for this increase in staff are the employees added with the Monticello acquisition and staff increases for the two branches opened since March 31, 2007.
Occupancy and equipment expense for the three months ended March 31, 2008 increased $321,000, or 58.01% compared to the same period in 2007. These expenses were impacted substantially by the acquisition of Monticello, the opening of two branches and the renovation of the headquarters building.
Professional fees for the three months ended March 31, 2008 decreased $25,000, or 6.70%, compared to the same period in 2007. This decrease was primarily due to consulting fees incurred in association with the underwriting of a municipal bond deal during the first quarter of 2007.
Advertising expenses increased $25,000 for the three month period ended March 31, 2008 compared to the same period in 2007. This increase is due to increased marketing as deposit growth has become increasingly competitive and as a result of the opening of our new locations in the Jacksonville, Florida and Huntsville, Alabama markets.
Other expenses for the three month period ended March 31, 2008 increased $526,000, or 101.62%, compared to the same period in 2007. Expenses with significant increases for this comparison include Federal Deposit Insurance Corporation expense due to deposit growth and changes in our assessments under the Federal Deposit Insurance Reform Act of 2005, expenses related to other real estate owned and communication expenses resulting from the acquisition of Monticello.
Income Taxes
The Company recorded a provision for income taxes of $38,000 for the first quarter 2008 compared to $280,000 for the same period in 2007. The effective tax rates for the three months ended March 31, 2008 and 2007 were 10.4% and 28.4%, respectively. The primary permanent differences relate to tax-free income on municipal securities. The decrease in the effective tax rate is primarily attributable to an increase in the amount of tax-free interest income on municipal securities in total and relative to the lower net income during the first quarter 2008. Municipal securities lower the Company’s effective tax rate by 21.73% and investments in bank owned life insurance represented a decrease of 4.57%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is one of the most significant market risks affecting CapitalSouth. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities. Interest rate risk can be defined as the exposure to changes in market interest rates that could adversely affect our net interest income or market value of equity. The ongoing monitoring and management of this risk is an important component of our asset and liability management process, which is governed by policies established by the board of directors of our subsidiary bank, and carried out by the Asset/Liability Committee. The Committee’s objective is to manage exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon while, at the same time, ensuring a stable and steadily increasing flow of net interest income. Interest rate risk management activities include establishing guidelines for the repricing characteristics of new business flow, pricing of deposit products, and investment security purchase and sale strategies.
The primary measurement of interest rate risk consists of projections of earnings at risk, which is determined through computerized modeling. The modeling assumes a static balance sheet and incorporates the balances, rates, maturities and repricing characteristics of our subsidiary bank’s existing assets and liabilities, including off-balance sheet financial instruments. Net interest income is first computed under the model assuming no change in market interest rates. These results are then compared to the results of other interest rate scenarios where interest rates are moved (shocked) up and down

100 and 200 basis points (BP). Time horizons of six months, one year, two years, and five years are analyzed. The impact of embedded options in products such as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings are considered. The Company compares the changes in net interest income in the shock-up and shock-down scenarios to the net interest income in an unchanged rate scenario. The Asset/Liability Committee utilizes the results of this modeling (shock modeling) to quantify the estimated exposure of net interest income to changes in market interest rates.
The results of the March 31, 2008 shock modeling suggests increasing exposure in the level of net interest income to increases in interest rates when compared to prior period models. The Company is currently extending the maturities on our funding sources and we will closely monitor the markets to determine further shifts in our structure to protect our net interest income. The Bank’s market value of equity is exposed to increases in interest rates. The static shock model scenarios considered changes of 100 and 200 basis points. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.
Net Interest Income Sensitivity Summary
As of March 31, 2008

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
		(Dollar amounts in thousands)
Annualized net interest income	$22,528	$21,005	$19,095	$18,075	$17,124
$ change net interest income	3,433	1,911		(1,019)	(1,970)
% change net interest income	17.98%	10.01%		(5.34)%	(10.32)%
Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan and security prepayments, deposit run-offs and pricing and reinvestment strategies, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may take in response to changes in interest rates. We cannot assure that our actual net interest income would increase or decrease by the amounts computed by the simulations.
The Bank also monitors the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
Our CEO and CFO have concluded that during the period covered by this report there were no changes in our internal controls that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, refer to Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The description of legal proceedings in such Annual Report on Form 10-K remains accurate as of the end of the period covered by this report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
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

CAPITALSOUTH BANCORP
May 15, 2008	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

May 15, 2008	By:	/s/ Carol W. Marsh
Carol W. Marsh
Chief Financial Officer