Form 10-Q
period 2008-06-30
CapitalSouth Bancorp
filed 2008-08-14
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008

Common Stock, $1.00 par value per share	4,156,810 shares

CAPITALSOUTH BANCORP
Report on Form 10-Q
June 30, 2008
FORWARD-LOOKING STATEMENTS
Some of our statements contained in this Form 10-Q and in other documents that we incorporate by reference into this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are “forward-looking statements” that are based upon our current expectations and projections about current events. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. We intend these forward-looking statements to be covered by the safe harbor provisions for “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we include this statement for purposes of these safe harbor provisions. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following: the effects of future economic conditions, including inflation or a decrease in residential housing values; governmental monetary and fiscal policies, as well as legislative and regulatory changes; our ability to maintain required capital levels and adequate sources of funding and liquidity; the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities; the effects of terrorism and efforts to combat it; credit risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet; our ability to receive dividends from our subsidiary; our ability to service our debt obligations if we are unable to receive dividends from our subsidiary; the effects of critical accounting policies and judgments; fluctuations in our stock price; the effect of any mergers, acquisitions or other transactions to which we or our subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and the failure of assumptions underlying the establishment of our allowance for loan losses. All written or oral forward-looking statements attributable to CapitalSouth Bancorp are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$8,808,741	$8,647,193
Federal funds sold	35,768	230,064

Cash and cash equivalents	8,844,509	8,877,257
Securities available-for-sale	63,316,823	49,772,919
Securities held-to-maturity, fair values of $32,947,570 and $33,163,493 at June 30, 2008 and December 31, 2007, respectively	33,124,867	33,253,999
Federal Home Loan Bank stock	3,910,600	5,646,000
Federal Reserve Bank stock	2,075,702	2,256,702
Loans held-for-sale	3,521,197	7,419,085
Loans, net of unearned income	589,060,082	622,111,298
Allowance for loan losses	(16,082,392)	(8,876,419)

Net loans	572,977,690	613,234,879
Premises and equipment, net	21,323,409	18,791,945
Other real estate owned	9,915,618	3,499,162
Goodwill	—	9,629,842
Other intangibles, net	806,683	930,995
Bank-owned life insurance	4,816,454	4,719,788
Deferred tax asset, net	6,369,911	3,867,613
Other assets	5,191,626	5,575,270

Total assets	$736,195,089	$767,475,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$555,254,872	$531,088,455
Noninterest-bearing	66,838,520	62,255,103

Total deposits	622,093,392	593,343,558
Federal funds purchased	25,811,040	62,898,140
Borrowed funds	29,042,306	33,935,281
Repurchase agreements	567,881	683,907
Subordinated debentures and other notes payable	24,242,628	23,053,064
Other liabilities	4,680,532	7,061,708

Total liabilities	706,437,779	720,975,658

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 16,500,000 shares at June 30, 2008 and 7,500,000 at December 31, 2007, respectively; issued 4,241,640 and 4,235,952, shares at June 30, 2008 and December 31, 2007, respectively; outstanding 4,156,810 and 4,151,122 shares at June 30, 2008 and December 31, 2007, respectively	4,241,640	4,235,952
Treasury stock, at cost, 84,830 shares at June 30, 2008 and December 31, 2007, respectively	(1,255,060)	(1,255,060)
Paid-in surplus	45,865,347	45,841,834
Accumulated deficit	(18,676,625)	(2,444,797)
Accumulated other comprehensive (loss) income, net	(417,992)	121,869

Total stockholders’ equity	29,757,310	46,499,798

Total liabilities and stockholders’ equity	$736,195,089	$767,475,456

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$9,099,388	$8,166,995	$19,730,091	$15,874,809
Interest on securities	921,464	836,361	1,829,226	1,687,569
Interest on other earning assets	110,974	72,578	213,782	193,235

Total interest income	10,131,826	9,075,934	21,773,099	17,755,613

Interest expense:
Interest on deposits	5,054,724	4,489,096	10,681,918	8,912,288
Interest on debt	806,315	336,336	2,072,826	639,312

Total interest expense	5,861,039	4,825,432	12,754,744	9,551,600

Net interest income	4,270,787	4,250,502	9,018,355	8,204,013
Provision for loan losses	9,349,531	225,378	10,007,281	361,628

Net interest (loss) income after provision for loan losses	(5,078,744)	4,025,124	(988,926)	7,842,385

Noninterest income:
Service charges on deposits	403,669	316,513	774,986	616,194
Investment banking income, net	1,035	38,822	3,132	201,261
Business Capital Group loan income	18,252	408,143	90,030	586,982
Bank-owned life insurance	48,333	43,518	96,666	87,036
Gain on sale of mortgage loans	168,556	—	444,712	—
(Loss) gain on sale or impairment of securities	(78,158)	—	200,220	—
Other noninterest income	172,358	47,378	325,890	81,366

Total noninterest income	734,045	854,374	1,935,636	1,572,839

Noninterest expense:
Salaries and employee benefits	2,540,963	2,011,280	5,083,679	4,016,410
Occupancy and equipment expense	982,592	535,169	1,856,569	1,088,321
Professional fees	439,336	373,713	783,668	742,788
Advertising	103,835	42,004	230,779	143,940
Other real estate expense	1,252,073	999	1,354,722	32,682
Other noninterest expense	936,726	524,715	1,878,080	1,012,652
Goodwill impairment charge	9,362,813	—	9,362,813	—

Total noninterest expense	15,618,338	3,487,880	20,550,310	7,036,793

(Loss) income before income tax	(19,963,037)	1,391,618	(19,603,600)	2,378,431
Income tax (benefit) provision	(3,567,722)	494,961	(3,530,173)	775,194

Net (loss) income	$(16,395,315)	$896,657	$(16,073,427)	$1,603,237

Basic (loss) earnings per share	$(3.95)	$0.30	$(3.87)	$0.54
Basic weighted average shares outstanding	4,153,835	2,992,990	4,152,592	2,987,190
Diluted (loss) earnings per share	$(3.95)	$0.30	$(3.87)	$0.53
Diluted weighted average shares outstanding	4,153,835	3,010,659	4,152,592	3,013,124
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2008
(Unaudited)

						Accumulated
	Common Stock					Other	Total
	Shares		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Surplus	Deficit	Income (Loss), Net	Equity
Balance, December 31, 2007	4,151,122	$4,235,952	$(1,255,060)	$45,841,834	$(2,444,797)	$121,869	$46,499,798
Change in accounting principle	—	—	—	—	(158,401)	—	(158,401)

Adjusted balance at January 1, 2008	4,151,122	4,235,952	(1,255,060)	45,841,834	(2,603,198)	121,869	46,341,397
Comprehensive loss:
Net loss	—	—	—	—	(16,073,427)	—	(16,073,427)
Change in fair value of securities available-for-sale, net	—	—	—	—	—	(539,861)	(539,861)

Total comprehensive loss							(16,613,288)
Common stock issued for director fees	5,688	5,688	—	23,513	—	—	29,201

Balance, June 30, 2008	4,156,810	$4,241,640	$(1,255,060)	$45,865,347	$(18,676,625)	$(417,992)	$29,757,310

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(16,073,427)	$1,603,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	783,067	465,007
Provision for loan losses	10,007,281	361,628
Deferred tax benefit	(2,360,814)	(178,690)
Amortization and accretion, net	14,256	56,452
Goodwill impairment charge	9,362,813	—
Director fees, paid in common stock	29,201	121,026
Share-based compensation	—	74,092
Net gain on sale or impairment of securities	(200,220)	—
Gain on sale of loans held-for-sale	(444,712)	—
Loss on sale of other real estate owned	122,194	27,155
Write-down of other real estate owned	1,093,458	—
Gain on disposal of premises and equipment and other assets	(70,929)	—
Originations of loans held-for-sale	(49,766,848)	—
Proceeds from sale of loans	54,109,448	—
Net decrease (increase) in other assets	598,230	(265,232)
Net decrease in other liabilities	(2,366,838)	(619,160)

Net cash provided by operating activities	4,836,160	1,645,515

Cash flows from investing activities:
Purchases of securities available-for-sale	(32,299,000)	(504,844)
Proceeds from sales, maturities and paydowns of securities available-for-sale	18,097,506	1,936,124
Purchases of securities held-to-maturity	(1,100,000)	(2,243,558)
Proceeds from paydowns of securities held-to-maturity	1,378,236	2,388,391
Purchases of Federal Home Loan Bank stock	(6,378,000)	(2,382,500)
Sales of Federal Home Loan Bank stock	8,113,400	2,188,800
Sale of Federal Reserve Bank stock	181,000	—
Proceeds from the sale of minority interest	120,975	—
Loan payments (originations), net	21,277,075	(30,812,720)
Purchases of premises and equipment	(3,316,240)	(1,116,950)
Proceeds from disposal of premises and equipment	2,189	—
Proceeds from the sale of other real estate owned and repossessed assets, net	1,494,696	272,463

Net cash provided by (used in) investing activities	7,571,837	(30,274,794)

Cash flows from financing activities:
Net increase in deposits	28,832,205	24,364,890
Net (decrease) increase in federal funds purchased	(37,087,100)	4,022,300
Repayments and maturities of borrowed funds	(10,000,000)	—
Proceeds from issuance of borrowed funds	5,000,000	—
Net (decrease) increase in repurchase agreements	(116,026)	65,267
Increase in notes payable	2,000,000	—
Repayment of notes payable	(800,000)	—
Cash dividends paid	(269,824)	(357,844)
Exercise of stock options	—	15,434

Net cash (used in) provided by financing activities	(12,440,745)	28,110,047

Net decrease in cash and cash equivalents	(32,748)	(519,232)
Cash and cash equivalents, beginning of period	8,877,257	7,444,684

Cash and cash equivalents, end of period	$8,844,509	$6,925,452

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
Note 2 — Cash and Cash Flows
Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the six months ended June 30, 2008 and 2007, respectively:

	Six Months
	Ended June 30,
	2008	2007
Supplemental information on cash payments:
Interest paid	$12,340,475	$9,703,824
Income taxes paid	338,261	789,850

Supplemental information on noncash transactions:
Transfers of loans to other real estate owned and repossessions	9,141,304	216,000
Note 3 — Comprehensive (Loss) Income
The primary component of the differences between net (loss) income and comprehensive (loss) income for the Company is the change in fair value on available-for-sale securities. Total comprehensive (loss) income for the three months and six months ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(16,395,315)	$896,657	$(16,073,427)	$1,603,237
Change in fair value of securities available-for-sale, net of tax	(854,554)	(276,925)	(539,861)	(230,936)

Comprehensive (loss) income, net of tax	$(17,249,869)	$619,732	$(16,613,288)	$1,372,301

Note 4 — Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(16,395,315)	$896,657	$(16,073,427)	$1,603,237
Denominator:
Weighted average common shares outstanding	4,153,835	2,992,990	4,152,592	2,987,190
Equivalent shares issuable upon exercise of stock options	—	17,669	—	25,934

Diluted weighted average common shares outstanding	4,153,835	3,010,659	4,152,592	3,013,124

Net (loss) income per share:
Basic	$(3.95)	$0.30	$(3.87)	$0.54
Diluted	$(3.95)	$0.30	$(3.87)	$0.53
All stock options are excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2008, because the impact would be anti-dilutive. There were 18,000 stock options excluded in the 2007 per share calculation for the three and six months ended June 30, 2007.

Note 5 — Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.
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
Additionally, while Management believes that, while the Company’s net deferred tax assets are currently more likely than not of being realized, further deterioration of the Company’s expected future profitability could have a material impact on Management’s assessment of the realizability of these deferred tax assets.
Note 6 — Goodwill Impairment
In light of recent and significant adverse changes in the general business climate and the continued downturn in financial stocks and its impact on the fair value of the Company’s Commercial Banking reporting segment, the Company evaluated its remaining goodwill to determine the amount of impairment indicated in conformity with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit and resulted in a second quarter non-cash charge of $9.4 million for impaired goodwill, eliminating the remaining balance of goodwill primarily generated in the 2007 acquisition of Monticello Bancshares, Inc. This charge had no effect on the Company’s liquidity, regulatory capital, or daily operations.
The Company tested other intangible assets for impairment in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 31, 2007 and June 30, 2008 and determined that there was no impairment at those dates. The primary component of the other intangible assets is the core deposit intangible recorded in connection with the Monticello transaction. We have reviewed our runoff experience and other assumptions used in calculating the core deposit intangible for deposits purchased in that transaction compared to our model used to determine the core deposit intangible value and found no indication of impairment. See Note 12 for further discussion of goodwill.
Note 7 — Adoption of New Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, The Financial Accounting Standards Board (“FASB”) issued SFAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157-2 delays the effective date of Statement No. 157 for other non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements for financial assets and financial liabilities and any other assets and liabilities carried at fair value.

Note 7 — Adoption of New Accounting Pronouncements, Continued
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
Note 8 — Share-Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan, there are 91,000 remaining shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.
The following table summarizes stock option activity during the six months ended June 30, 2008:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Shares	price	life (years)
Outstanding, at January 1, 2008	153,400	$15.29
Granted	—	—
Exercised	—	—
Forfeited	(6,000)	15.10

Outstanding, at June 30, 2008	147,400	$15.30	5.70

Exercisable, at June 30, 2008	121,727	$15.11	5.01

As of June 30, 2008, the total unrecognized compensation cost related to unvested options not yet expensed was $148,183. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.13 years.
Note 9 — Fair Value Measurement
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

Note 9 — Fair Value Measurement, Continued
The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of June 30, 2008:

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices	Significant		Total
	in Active	Other	Significant	Carrying
	Markets for	Observable	Unobservable	Value in the
	Identical Assets	Inputs	Inputs	Consolidated
Description	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
	(Dollar amounts in thousands)
Assets and Liabilities Measured on a Recurring Basis:
Available-for-sale securities	$—	$63,316,823	$—	$63,316,823
Interest rate swap derivative assets	—	378,572	—	378,572

Total assets at fair value (1)	$—	$63,695,395	$—	$63,695,395

Interest rate swap derivative liabilities	$—	$373,170	$—	$373,170

Total liabilities at fair value (1)	$—	$373,170	$—	$373,170

Assets Measured on a Nonrecurring Basis
Impaired loans	$—	$—	$33,065,553	$33,065,553

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities are not carried at fair value, such as the Company’s securities held-to-maturity, investment in the Federal Reserve and FHLB, and short- and long-term debt obligations are still reported at their carrying values.
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
     Interest Rate Swaps
The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy. These fair value estimations include primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. Fair value estimates related to the Company’s hedged deposits are derived in the same manner.
     Impaired Loans
Loans are considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of Loans, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Although the Company has not elected the fair value option for additional financial assets and financial liabilities existing at January 1, 2008 or transacted in the six months ended June 30, 2008, any future transacted financial asset or financial liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.

Note 10 — Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.
Note 11 — Subsequent Events
As of June 30, 2008 the Company is in default on the covenants of the $5.0 million Parent Company line of credit as outlined in the terms of the agreement. The Bank is required under this agreement to maintain a Tier 1 Capital ratio of 7.0% and Tier 1 Capital of $55,000,000. As of June 30, 2008 the Bank had a Tier 1 Capital ratio of 6.7% and Tier 1 Capital of $50,750,000. The Company has met with the Alabama Bankers Bank and obtained a verbal commitment to waive these covenants. However, if the Company is unable to obtain this waiver, Alabama Bankers Bank has the right to declare the entire balance of the loan due and payable, which could have a material adverse effect on the Company’s liquidity and ability to meet other obligations. Based on conversations with the Alabama Bankers Bank, the Company does not expect any negative impact on the financial statements.

Note 12 — Business Segment Information
The Company has three reporting segments composed of commercial banking, mortgage banking and corporate and other. The primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of the banking office locations. The Company added a new reporting segment as a result of the acquisition of Monticello Bancshares, Inc. (Monticello) which has wholesale mortgage banking activities. Wholesale mortgage banking focuses on the origination and sale of residential mortgage loans to investors in the secondary residential mortgage market. The third segment is corporate and other, which is composed of the parent company and all other entities of the Company not directly related to commercial or mortgage banking. The following table presents financial information for each reportable segment as of June 30, 2008 and December 31, 2007 and for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months and Six Months Ended
	June 30, 2008 and 2007
	Commercial	Mortgage	Corporate &	Total
	Banking	Banking	Other	Company
	(Dollar amounts in thousands)
For the three months ended June 30, 2008:
Net interest income (expense)	$4,435	$68	$(232)	$4,271
Provision for loan losses	9,351	(1)	—	9,350
Noninterest income	486	237	11	734
Noninterest expense	15,107	337	174	15,618
Income tax (benefit) expense	(3,435)	5	(138)	(3,568)

Net (loss) income	$(16,102)	$(36)	$(257)	$(16,395)

For the three months ended June 30, 2007:
Net interest income (expense)	$4,360	$—	$(109)	$4,251
Provision for loan losses	225	—	—	225
Noninterest income	854	—	—	854
Noninterest expense	3,343	—	145	3,488
Income tax expense (benefit)	593	—	(98)	495

Net income (loss)	$1,053	$—	$(156)	$897

For the six months ended June 30, 2008:
Net interest income (expense)	$9,458	$110	$(550)	$9,018
Provision for loan losses	10,008	(1)	—	10,007
Noninterest income	1,240	614	82	1,936
Noninterest expense	19,645	645	260	20,550
Income tax (benefit) expense	(3,293)	17	(254)	(3,530)

Net income (loss)	$(15,662)	$63	$(474)	$(16,073)

For the six months ended June 30, 2007:
Net interest income (expense)	$8,419	$—	$(215)	$8,204
Provision for loan losses	362	—	—	362
Noninterest income	1,573	—	—	1,573
Noninterest expense	6,790	—	247	7,037
Income tax expense (benefit)	946	—	(171)	775

Net income (loss)	$1,894	$—	$(291)	$1,603

As of June 30, 2008:
Goodwill	$—	$—	$—	$—
Other intangibles, net	807	—	—	807
Other Assets	727,682	6,736	970	735,388

End of period assets	$728,489	$6,736	$970	$736,195

As of December 31, 2007:
Goodwill	$9,592	$—	$38	$9,630
Other intangibles, net	931	—	—	931
Other Assets	746,109	10,580	225	756,914

End of period assets	$756,632	$10,580	$263	$767,475

Substantially all of the Company’s goodwill was attributable to the commercial banking segment. All of the Company’s other identifiable intangible assets are attributable to the commercial banking segment. The Company evaluated its goodwill and other identifiable assets at December 31, 2007 and June 30, 2008. The Company recorded an impairment charge for goodwill at December 31, 2007 of $17.0 million and $9.4 million as of June 30, 2008. No impairment was noted in the other identifiable intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2008 and 2007.
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. The Bank is an Alabama banking corporation and a member of the Federal Reserve System and it has been in continuous operation since 1975. The Bank is headquartered in Birmingham, Alabama, and operates 12 full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Bank operates a wholesale residential mortgage loan subsidiary, Mortgage Lion, Inc., in Fitzgerald, Georgia. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano”.
Overview
Results for the three and six month periods ended June 30, 2008 continue to reflect difficult market conditions. The Company reported a net loss of $16,395,000, or $3.95 per diluted share, in the second quarter of 2008 and a net loss of $16,073,000, or $3.87 per diluted share, for the six months ended June 30, 2008, each of which included a $9,363,000 goodwill impairment charge. Additionally, the Company’s earnings were negatively impacted by a deferred tax asset valuation adjustment of $500,000 as well as a $9,350,000 increase in the provision for loan losses during the second quarter of 2008. However, for the six months ended June 30, 2008 our results also include increases in interest income and noninterest income largely due to an expansion in the Company’s loans and core deposits due to the Monticello acquisition.
As of June 30, 2008 compared to December 31, 2007, the Company reported a 4.08% decrease in total assets. Total assets at June 30, 2008 were $736,195,000, compared to $767,475,000 at December 31, 2007. The decline was mainly attributable to a decline in the loan portfolio resulting from the shift away from real estate construction and acquisition and development loans due to the softening in the economy. Additionally, the Company recorded an additional goodwill impairment charge during the period and significantly increased the allowance for loan losses. The Company’s loan portfolio totaled $589,060,000 at the end of the second quarter of 2008, down 5.31% from $622,111,000 at December 31, 2007. Deposits increased from $593,344,000 at December 31, 2007 to $622,093,000 at June 30, 2008. The decline in loans and growth in deposits resulted in a $37,087,000 decline in federal funds purchased for the six months ended June 30, 2008. Stockholders’ equity at June 30, 2008, totaled $29,757,000, down 36.01% from $46,500,000 at December 31, 2007. Book value per share was $7.16 at June 30, 2008, versus $11.20 at year end 2007. The decline in stockholders’ equity resulted from the year-to-date net loss the Company has experienced during the first six months of 2008, due primarily to the goodwill impairment charge and additional provision expense. Tangible book value per share decreased to $6.96 per share at June 30, 2008, from $8.66 at December 31, 2007.
The net operating loss for the second quarter, which excludes the non-cash goodwill impairment charge, totaled $7,032,000 or $1.69 per diluted share compared with net operating income of $897,000 or $0.30 per diluted share for the second quarter of 2007. For the first half of 2008, the Company reported a net operating loss of $6,710,000 or $1.62 per diluted share compared with net operating income of $1,603,000 or $0.53 per diluted share for the year-earlier period. The decline in net operating income for the 2008 period was due primarily to a $9,350,000 provision for loan losses for the second quarter of 2008, prompted by increased nonperforming assets associated with continued deterioration in macroeconomic conditions, specifically in the residential real estate sector. The provision in the second quarter of 2007 was $225,000. Per share amounts for the second quarter and first six months of 2008 also reflect an increase of 38% in the number of weighted average diluted shares outstanding primarily due to shares issued in the Company’s September 2007 acquisition of Monticello Bancshares. Additionally, the Company provided a valuation allowance against its deferred tax assets in the amount of $500,000 as a result of the net operating loss in conformity with SFAS No. 109, Accounting for Income Taxes.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands, except per share amounts)
Book value of equity	$29,757	$42,657	$29,757	$42,657
Intangible assets	807	1,276	807	1,276

Book value of tangible equity	$28,950	$41,381	$28,950	$41,381

Average assets	$755,168	$504,062	$760,968	$497,629
Average intangible assets	10,277	1,276	10,392	1,276

Average tangible assets	$744,891	$502,786	$750,576	$496,353

Return on average assets	(8.73%)	0.71%	(4.25%)	0.65%
Effect of average intangible assets	(0.12%)	0.01%	(0.06%)	0.00%

Return on average tangible assets	(8.85%)	0.72%	(4.31%)	0.65%

Average equity	$46,779	$42,700	$47,094	$42,293
Average intangible assets	10,315	1,276	10,429	1,276

Average tangible equity	$36,464	$41,424	$36,665	$41,017

Return on average equity	(140.96%)	8.43%	(68.64%)	7.64%
Effect of average intangible assets	(39.87%)	0.26%	(19.52%)	0.24%

Return on average tangible equity	(180.83%)	8.69%	(88.16%)	7.88%

Net operating (loss) income	$(7,032)	$897	$(6,710)	$1,603
Goodwill impairment charge	9,363	—	9,363	—

Net (loss) income	$(16,395)	$897	$(16,073)	$1,603

Per share:
Book value	$7.16	$14.23	$7.16	$14.23
Effect of intangible assets	0.20	0.43	0.20	0.43

Tangible book value	$6.96	$13.80	$6.96	$13.80

Net operating (loss) income	$(1.69)	$0.30	$(1.62)	$0.54
Goodwill impairment charge	(2.26)	—	(2.25)	—

Net (loss) income	$(3.95)	$0.30	$(3.87)	$0.54

Per diluted share:
Net operating (loss) income	$(1.69)	$0.30	$(1.62)	$0.53
Goodwill impairment charge	(2.26)	—	(2.25)	—

Net (loss) income	$(3.95)	$0.30	$(3.87)	$0.53

percentages are annualized

Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses, valuation of other real estate owned, and goodwill impairment are accounting policies applied by the Company which are deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties and are susceptible to change. If different conditions exist or occur, depending upon the magnitude of the changes, our actual financial condition and financial results could differ significantly.
Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments in value are recorded as a component of noninterest expense.
With the deterioration of goodwill and the subsequent write-down of all remaining goodwill on the Company’s balance sheet, goodwill impairment will cease to be a critical accounting policy for the Company after the second quarter of 2008. For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies and Estimates” on page 31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Developments
The State Banking Department of Alabama and the Federal Reserve Bank of Atlanta recently completed the fieldwork for a regularly scheduled examination of the Bank during the second quarter. The reported results of the Company reflect discussions with regulators on the allowance for loan losses and loan charge-offs, among other matters. The Company has been advised orally that a formal enforcement action will be issued because of the impact of the high level of nonperforming assets on the financial performance of the Bank. Though the particular terms of such enforcement action are not known at this time, the Company expects that it will require improvement in Bank earnings, lower nonperforming loan levels, increased Bank capital, revisions to various policies as well as other possible corrective actions.
The Company has already begun taking steps consistent with meeting these requirements. The Company has filed a registration statement for a rights offering for shares of its common stock. The registration statement has not become effective but the Company anticipates it being declared effective by the SEC in the third quarter of 2008 and concluding and closing the offering prior to year end.
Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $96,441,690 at June 30, 2008 and $83,026,918 at December 31, 2007. The following table shows the amortized cost of the Company’s securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.

Maturity of Investment Securities - Amortized Cost
June 30, 2008

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years	Total
U. S. Government agency securities	$3,999,643	$29,992,025	$19,343,401	$3,626,268	$56,961,337
Mortgage-backed securities	—	7,407,106	3,537,915	1,012,355	11,957,376
Collateralized mortgage obligations	—	—	2,607,585	3,868,071	6,475,656
Municipal securities	779,775	1,793,655	13,021,125	4,035,290	19,629,845
Corporate securities	—	1,034,998	1,021,361	—	2,056,359

Total	$4,779,418	$40,227,784	$39,531,387	$12,541,984	$97,080,573

Tax equivalent yield	3.96%	3.88%	4.42%	4.36%

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Gross unrealized losses at June 30, 2008, are primarily caused by interest rate changes. The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment discussed above and recorded $78,000 in impairment losses on its available-for-sale securities sold after quarter end at a loss. The Company does not consider any other securities to be other-than-temporarily impaired. However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.
All securities held are traded in liquid markets. As of June 30, 2008, the Company owned securities from three issuers in which the aggregate book value from these issuers exceeded 10% of stockholders’ equity. As of June 30, 2008, the book value and fair value of the securities from each of these issuers was as follows:

	Book Value	Fair Value
Federal National Mortgage Association	$21,397,086	$21,159,592
Federal Home Loan Mortgage Corporation	15,030,719	15,011,361
Federal Home Loan Bank	27,348,602	27,204,036
At June 30, 2008, the Company had $35,768 in federal funds sold compared with $230,064 in federal funds sold at December 31, 2007.
Loans
Total loans were $589,060,000 at June 30, 2008, a decrease of $33,051,000, or 5.31%, over total loans of $622,111,000 at December 31, 2007. Due to the general deterioration in the real estate sector, the Company has tightened its credit criteria for loans secured by real estate. We are actively reducing our concentration of construction loans and land acquisition and development loans. Accordingly, we have reduced our balances outstanding in these type loans by $27,967,000 or 14.2% since year-end.
The following table details the change in the loan portfolio composition, including loans held-for-sale, for the periods ending June 30, and March 31, 2008 and December 31, 2007:

	June 30, 2008		March 31, 2008		December 31, 2007
	Amount	%	Amount	%	Amount	%
	(Dollar amounts in thousands)
Loans
Construction and land development	$168,491	28.43%	$186,819	30.31%	$196,458	31.21%
Farmland	7,871	1.33	10,573	1.72	7,909	1.26
1-4 family residential	134,768	22.74	138,080	22.40	144,520	22.96
Multifamily	25,657	4.33	29,155	4.73	30,009	4.77
Nonfarm nonresidential	148,396	25.04	140,534	22.80	141,240	22.44
Commercial & industrial	99,665	16.82	103,414	16.78	101,652	16.15
Consumer	7,733	1.30	7,779	1.26	7,742	1.23

Total loans, net	$592,581	100.00%	$616,354	100.00%	$629,530	100.00%

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
The Company recorded annualized net charge-offs, as a percentage of average loans, of 1.37% in the second quarter of 2008 compared with net charge-offs of 0.49% in the first quarter of 2008. Charge-offs in the first and second quarters consisted of 35.8% and 37.4% respectively, related to write-downs taken on loans being transferred into Other Real Estate Owned (“OREO”) based on updated valuations. In evaluating the adequacy of the allowance for loan losses, the Company continues to update external appraisals on the properties underlying the nonperforming loans and thus provide additional reserves as needed for collateral deficiencies or changes in macroeconomic factors. Charge-offs reduce the allowance balance and accordingly have an impact on the calculation of the adequacy of the allowance. We determine the required allowance based on the composition of the loan portfolio, its classifications, any known collateral deficiencies, past due status and general economic conditions. We provide for any shortfall in the calculated allowance compared to our recorded allowance for loan losses through the provision for loan losses. The Company increased its loan loss provision to $9,350,000 in the second quarter of 2008 compared with $658,000 in the first quarter of 2008 based on updated collateral valuations, general market conditions, and the impact of regulatory actions. The allowance for loan losses was 2.73% of total period-end net loans and 46.00% of period-end nonperforming loans as of June 30, 2008, compared with 1.44% and 30.93% respectively, at March 31, 2008. Based on current appraisal valuations and other valuation data, the Company believes that reserves are adequate to absorb future losses in the loan portfolio.

Analysis of Changes in Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$8,876	$4,329	$4,329
Provision for loan losses	10,007	362	3,516

Sub-total	18,883	4,691	7,845

Charged-off loans:
Real estate loans	356	1	319
Installment loans	112	13	26
Commercial loans [1]	2,360	1	—
Other loans	—	—	148

Total charged-off	2,828	15	493

Recoveries of charged-off loans
Real estate loans	—	13	20
Installment loans	20	18	31
Commercial loans [1]	7	2	11

Total recoveries	27	33	62

Net charged-off (recovered) loans	2,801	(18)	431
Acquired allowance for loan losses	—	—	1,462

Allowance for loan losses — end of period	$16,082	$4,709	$8,876

[1]	Commercial loans include both commercial real estate loans and commercial and industrial loans.
The Company evaluates the adequacy of its allowance for loan losses based on the type of loan, its past due status, its internal rating and general market conditions which might impact one or more segments of our portfolio due to the type or location of the collateral or industry. At the point in time that a loan is rated by our internal rating system, an assessment is made of the value of the underlying collateral either in the form of updated appraisals or other professional estimates, some of which may be internally generated. Based on the likelihood of the loss and any deficiency noted in collateral value, a reserve is established to cover any exposure noted by the evaluation. These reserves are established at the time the exposure is determined which may precede the loan being placed on nonaccrual status.
The following table shows the specific loan loss reserve allocated to each loan type and current estimated value of the real estate collateral:

	June 30, 2008
		Allocated	Current
	Loan	Allowance	Estimated
	Balance	for Losses	Value
	(Dollar amounts in thousands)
Nonaccrual loans:
Residential acquisition and development	$13,961	$350	$14,822
Residential construction	4,395	273	4,853
Single family residential real estate	4,918	621	7,786
Commercial construction	3,631	493	4,474
Commercial acquisition and development	3,638	45	4,179
Owner-occupied commercial real estate	1,187	43	2,098
Non-owner occupied commercial real estate	887	46	808

Total nonaccrual real estate secured loans	32,617	1,871	$39,020

Commercial	2,216	295
Consumer	130	52

Total nonaccrual loans	$34,963	$2,218

During the second quarter, non-performing assets increased to $45,394,000, or 7.79%, of period-end loans and other real estate, up from $2,147,000, or 0.53%, in the year-earlier quarter and from $17,430,000, or 2.79%, in the fourth quarter of 2007. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across the Company’s markets since the latter half of 2007. The increase in non-performing assets in the second quarter of 2008 versus the second quarter of 2007 also reflected $4.6 million in non-performing assets associated with the Monticello acquisition which were recorded at their estimated fair values as part of the purchase accounting adjustments, which were below their original book value and accordingly had no additional reserve allocated at that time.
At June 30, 2008, the Company’s nonperforming loan portfolio was 93% secured by real estate. These loans have a current loan-to-value ratio of 83.6% based on updated collateral valuations. Our allocated reserves lower the Company’s overall exposure to 78.8% of the current collateral value. Of the total real estate secured nonperforming loans, we have 3.63% secured by owner-occupied commercial real estate and 11% secured by single family residential real estate. Owner-occupied loans are not subject to the same level of risk as other commercial real estate loans in the current real estate environment due to the source of repayment coming from other sources and not the ultimate liquidation of the collateral. Loans secured by income producing commercial property are subject to real estate market risk factors, such as rental rates and vacancy rates that can affect the ability of the property to generate sufficient income to support the loan. Additionally loans that require liquidation of collateral to satisfy the loan are impacted severely by the slowness in the real estate sector.
CapitalSouth has historically had a very low level of nonperforming assets prior to 2007. At June 30, 2008, 93% of nonperforming assets were secured by real estate. Assessments were made at period end of the collateral value supporting the nonperforming loans and a significant provision was made to the allowance for any estimated deficiencies. The Company has a long history of low levels of charge-offs and nonperforming loans. Accordingly, the allowance level in prior years has grown primarily as a result of growth in the portfolio, not due to nonperforming loans. Due to the underlying value of the real estate collateral on the nonperforming loans, additional provision was required but not at the percentage levels in prior years, as most of the allowance in prior years was for the performing portfolio. The following table shows the Banks historical nonperforming assets:

	June 30,	As of December 31,
	2008	2007	2006	2005	2004
		(Dollar amounts in thousands)
Nonaccrual loans	$34,963	$13,914	$1,661	$1,684	$1,299
Troubled debt restructures	515	—	—	—	—
Other real estate owned and repossessions	9,916	3,516	508	111	381

Total nonperforming assets	$45,394	$17,430	$2,169	$1,795	$1,680

Allowance for loan losses as a percent of period-end loans	2.73%	1.43%	1.15%	1.18%	1.24%
Allowance for loan losses as a percent of period-end nonperforming loans	46.00%	63.79%	260.63%	228.95%	246.34%

CapitalSouth severely limited and substantially eliminated any new residential spec construction loans and residential construction and development loans through the implementation of very strict underwriting standards and increased approval requirements in response to a weakening real estate market. Additionally, the Company has been focusing more on its Commercial and Industrial (C&I) production with the latest additions to the production staff coming from experienced C&I lenders.
During the three and six month period ended June 30, 2008 the Bank transferred $3,705,564 and $6,574,242, respectively, to OREO. There were four properties transferred to OREO during the three month period and 12 properties in the six month period ended June 30, 2008.
The following table represents the composition of the Company’s nonperforming assets by type of collateral as of June 30, and March 31, 2008:

	June 30, 2008	March 31, 2008
	(Dollar amounts in thousands)
NONPERFORMING ASSETS
Nonaccrual loans:
Residential acquisition and development	$13,961	$11,300
Residential construction	4,395	5,237
Single family residential real estate	4,918	2,951
Commercial construction	3,631	2,196
Commercial acquisition and development	3,638	1,892
Owner-occupied commercial real estate	1,187	1,836
Non-owner occupied commercial real estate	887	1,402
Commercial	2,216	1,572
Consumer	130	20

Total nonaccrual loans	34,963	28,406
Troubled debt restructures	515	—
Foreclosed properties and repossessions	9,916	6,694

Total nonperforming assets	45,394	35,100
As a % of loans, net and foreclosed properties and repossessions	7.79%	5.68%
Loans past due 90 days or more and still accruing	—	—
Nonperforming assets included in loans held for sale:
Commercial	—	—
Consumer	—	—

Total nonperforming assets included in loans held for sale	—	—

Nonperforming assets related to loans and loans held for sale	$45,394	$35,100

As a % of loans, net, foreclosed properties and loans held for sale	7.74%	5.63%
The current softness in the real estate sector has primarily been in the residential real estate market. Accordingly, at June 30, 2008 66.6% of our nonperforming loans are collateralized by residential real estate with 57.7% of the increase from the first quarter of 2008 in nonperforming loans coming from residential real estate secured loans. We have 68.8% of our residential real estate secured loans located in Florida, where the foreclosure process is a judicial process which slows our ability to foreclose and ultimately liquidate this collateral.
Deposits and Other Borrowings
Total deposits increased by 4.85% from December 31, 2007 to June 30, 2008. We believe our deposits will continue to increase in 2008 as a result of our increased presence in the Jacksonville, Florida market, our newer Alabama banking offices becoming more established in their markets and deposit campaigns planned to expand existing customer relationships as well as our efforts to develop new customer relationships. The Company has focused on increasing its “on balance sheet” liquidity by increasing its core funding base and decreasing non-core funding.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $55,421,227 as of June 30, 2008, compared to $97,517,328 at December 31, 2007. The decline in our reliance on this source of funds was due to the decline in loan balances and growth in core deposits.

The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta as of June 30, 2008:

Borrow						Repricing	Maturity
Date	Principal		Term		Rate	Frequency	Date
09/26/2003	$5,000,000		5	years	3.539%	Variable	09/26/2008
10/01/1998	3,000,000		10	years	4.940	Fixed	10/01/2008
06/27/2007	3,200,000	[1]	3	years	5.110	Fixed	06/28/2010
03/24/2006	3,000,000		7	years	4.580	Fixed	03/25/2013
04/18/2008	5,000,000		5	years	3.155	Fixed	04/18/2013
06/24/2005	10,000,000	[2]	10	years	3.710	Fixed	06/24/2015

					3.955%

(1)	Carrying value of $3,230,085 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(2)	Carrying value of $9,812,222 due to fair value purchase accounting adjustments related to the purchase of Monticello.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”
Subordinated Debentures
The Company wholly owns four Delaware statutory trusts; Financial Investors Statutory Trust I, Financial Investors Statutory Trust II, CapitalSouth Bancorp Statutory Trust I, and Monticello Statutory Trust II. These unconsolidated subsidiaries issued approximately $15.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of June 30, 2008, $10.1 million of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. The Company will take these changes into consideration as it continuously monitors its capital plan.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At June 30, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $72.2 million. Additionally, we had available to us $5.0 million in an unsecured line of credit with our primary correspondent bank and additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $58.0 million. Additionally, the Company has a secured line of credit with $2.0 million available. See Note 12 for further information on the Company’s current compliance with the loan covenants on the Parent Company line of credit. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. We have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits.

The following table reflects the contractual maturities of our term liabilities as of June 30, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

		One year	Over one to	Over three	More than
	Total	or less	three years	to five years	five years
		(Dollar amounts in thousands)
Certificates of deposit (1)	$387,739	$348,365	$22,562	$16,811	$1
Federal funds purchased and securities sold under agreement to repurchase	26,379	26,379	—	—	—
FHLB borrowings	29,042	8,000	3,230	8,000	9,812
Operating lease obligations	3,605	398	696	484	2,027
Junior subordinated debentures (2)	16,012	—	—	—	16,012
Notes payable	8,230	3,600	3,130	1,500	—

Total	$471,007	$386,742	$29,618	$26,795	$27,852

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at anytime at the Company’s option with appropriate notice prior to the dividend payment dates, $3,000,000 that may be redeemed after December 15, 2009, $2,500,000 that may be redeemed after September 15, 2010 and $5,000,000 that may be redeemed after August 24, 2012.
Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by the Company and the Bank. The total capital to risk adjusted assets ratio was below “well capitalized” at June 30, 2008 for the Company and the Bank. The lower actual capital ratios for June 30, 2008 and December 31, 2007 reflect the impact of the Monticello acquisition and increased provision expense. The acquisition of Monticello closed on September 14, 2007. The Company recognized goodwill impairment charges and additional provision expense at December 31, 2007 and June 30, 2008.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth
	Capitalized	Capitalized	Bancorp	Bank
June 30, 2008
Tier 1 capital to risk adjusted assets	6.0%	4.0%	6.2%	8.4%
Total capital to risk adjusted assets	10.0	8.0	8.4	9.7
Tier 1 capital to average assets	5.0	4.0	5.0	6.7

December 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	8.2%	9.2%
Total capital to risk adjusted assets	10.0	8.0	9.4	10.5
Tier 1 capital to average assets	5.0	4.0	6.5	7.4

June 30, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	11.7%	10.6%
Total capital to risk adjusted assets	10.0	8.0	12.8	11.7
Tier 1 capital to average assets	5.0	4.0	10.0	8.9
The Company has taken several steps to bring the capital ratios for the Company and the Bank back to a “well capitalized” position. These steps include shrinking the balance sheet, discontinuing the payment of dividends to shareholders and raising additional capital through a proposed rights offering to current shareholders and standby purchasers. As of June 30, 2008, the Company has no material commitment to make additional capital expenditures.
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at June 30, 2008 was as follows (amounts in thousands):

Commitments to extend credit	$70,787
Standby letters of credit	356

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
In connection with wholesale mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans. This is commonly referred to as interest rate locks. The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $5.4 million at June 30, 2008. The fair value of the origination commitments was a gain of approximately $39,600 at June 30, 2008, and the fair value of the forward sales commitments was a loss of approximately $32,700 at June 30, 2008.
Results of Operations
Net Interest Income
Net interest income for the second quarter of 2008 increased slightly to $4,271,000 from $4,251,000 in the year-earlier period, reflecting primarily an increase in interest-earning assets due to the Monticello acquisition. Net interest margin declined in the second quarter to 2.51% versus 3.61% in the same quarter last year and was down from 2.74% in the first quarter of 2008 due to the impact of the decline in the prime rate, change in the mix of our funding sources, as well as the increase in nonperforming assets. Interest income reversed or foregone on nonperforming loans reduced second quarter 2008 net interest margin by 52 basis points. For the first six months of 2008, net interest income increased 10% to $9,018,000 from $8,204,000 in the prior-year period. Net interest margin declined in the first half of 2008 to 2.63% from 3.56% in the same period last year. Interest income reversed or foregone on nonperforming loans reduced net interest margin by 48 basis points in the first six months of 2008. Management believes margin pressure will continue throughout the year due to the impact of nonperforming loans.
Total interest income for the quarter ended June 30, 2008 was $10,132,000, an increase of $1,056,000, or 11.63%, compared to the same quarter last year. Average earning assets increased 45.87% for the three month period ended June 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for most of the increase. Total interest income for the six months ended June 30, 2008 was $21,773,000, an increase of $4,017,000, or 22.63%, compared to the same quarter last year. Average earning assets increased 49.66% for the six month period ended June 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted the majority of the increase. Approximately 54% of the Company’s loans are tied to variable rate indices and, accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and six month periods ending June 30, 2008 were 5.08% and 5.65%, respectively, compared to 8.25% for the same periods in 2007.
Total interest expense was $5,861,000 for the second quarter of 2008 or a 21.46% increase compared to the same period in 2007. This increase in interest expense was due to the $243.5 million, or 61.02%, increase in average interest bearing liabilities for the three months ended June 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for the majority of the increase. The largest average balance increases were in time deposits under $100,000, federal funds purchased, and FHLB advances. For the six month period ending June 30, 2008 interest expense was $12,755,000, a 33.54% increase compared to the same period in 2007. This increase in interest expense was due to the $253.0 million, or 64.11%, increase in average interest bearing liabilities for the six months ended June 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for the majority of the increase. The rate paid on interest-bearing liabilities decreased from 4.85% and 4.88% for the three and six months ended June 30, 2007, respectively to 3.67% and 3.96%, respectively, for the same periods in 2008 reflecting the impact of the decreases in market rates due to a lower fed funds rate and a shift to more rate sensitive funding sources.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis
For the Three Months Ended June 30, 2008 and 2007

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$604,376	$9,102	6.06%	$396,617	$8,186	8.28%
Investment securities (1)	89,610	1,025	4.60	78,618	891	4.55
Other earning assets	6,792	111	6.57	5,193	73	5.64

Total earning assets	700,778	10,238	5.88	480,428	9,150	7.64

Other assets	54,390			23,634

Total assets	$755,168			$504,062

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$167,947	$990	2.37	$157,637	$1,664	4.23
Savings deposits	4,373	9	0.83	3,219	3	0.37
Time deposits < $100,000	320,903	3,436	4.31	184,737	2,415	5.24
Time deposits > $100,000	54,480	589	4.35	26,390	333	5.06
State of Alabama time deposits	6,030	31	2.07	6,030	75	4.99
Federal funds purchased	34,700	210	2.43	6,547	92	5.64
FHLB advances	29,744	330	4.46	6,000	89	5.95
Repurchase agreements	742	3	1.63	792	3	1.52
Subordinated debentures and other long-term debt	23,671	263	4.47	7,733	152	7.88

Total interest-bearing liabilities	642,590	5,861	3.67	399,085	4,826	4.85

Net interest spread		$4,377	2.21		$4,324	2.79

Noninterest-bearing demand deposits	$59,160			$58,718
Accrued expenses and other liabilities	6,639			3,559
Stockholders’ equity	46,495			43,100
Unrealized gain / (loss) on securities	284			(400)

Total liabilities and stockholders’ equity	$755,168			$504,062

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.30			0.82

Net interest margin			2.51%			3.61%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis
For the Six Months Ended June 30, 2008 and 2007

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$614,235	$19,771	6.47%	$387,433	$15,912	8.28%
Investment securities (1)	87,287	2,035	4.69	79,162	1,804	4.60
Other earning assets	7,384	214	5.83	7,093	193	5.49

Total earning assets	708,906	22,020	6.25	473,688	17,909	7.62

Other assets	52,062			23,941

Total assets	$760,968			$497,629

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$173,093	$2,335	2.71	$153,426	$3,310	4.35
Savings deposits	4,401	18	0.82	3,289	6	0.37
Time deposits < $100,000	303,802	6,912	4.58	185,670	4,789	5.20
Time deposits > $100,000	58,671	1,340	4.59	26,277	658	5.05
State of Alabama time deposits	6,030	77	2.57	6,030	149	4.98
Federal funds purchased	45,570	728	3.21	5,479	152	5.59
FHLB advances	31,852	727	4.59	6,000	178	5.98
Repurchase agreements	770	6	1.57	813	7	1.74
Subordinated debentures and other long-term debt	23,587	612	5.22	7,733	303	7.90

Total interest-bearing liabilities	647,776	12,755	3.96	394,717	9,552	4.88

Net interest spread		$9,265	2.29		$8,357	2.74

Noninterest-bearing demand deposits	59,485			56,889
Accrued expenses and other liabilities	6,613			3,730
Stockholders’ equity	46,760			42,733
Unrealized gain / (loss) on securities	334			(440)

Total liabilities and stockholders’ equity	$760,968			$497,629

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.34			0.82

Net interest margin			2.63%			3.56%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

The following table reflects changes in the net interest margin as a result of changes in the volume and rate of interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Change in Interest Income and Expense on a Tax-Equivalent Basis

	Three Months Ended June 30, 2008 Compared to
	Three Months Ended June 30, 2007
	Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$3,124	$(2,208)	$916
Investment securities	125	9	134
Other earning assets	26	12	38

Total earning assets	$3,275	$(2,187)	$1,088

Interest-bearing liabilities
NOW and money market accounts	$54	$(728)	$(674)
Savings deposits	2	4	6
Time deposits < $100k	1,406	(385)	1,021
Time deposits > $100k	304	(48)	256
State of Alabama time deposits	—	(44)	(44)
Federal funds purchased	170	(52)	118
FHLB advances	263	(22)	241
Repurchase agreements	—	—	—
Other borrowings	177	(66)	111

Total interest-bearing liabilities	2,376	(1,341)	1,035

Increase (decrease) in net interest income	$899	$(846)	$53

	Six Months Ended June 30, 2008 Compared to
	Six Months Ended June 30, 2007
	Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Volume	Rate	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$7,314	$(3,455)	$3,859
Investment securities	193	38	231
Other earning assets	1	20	21

Total earning assets	$7,508	$(3,397)	$4,111

Interest-bearing liabilities
NOW and money market accounts	$280	$(1,255)	$(975)
Savings deposits	5	7	12
Time deposits < $100k	2,692	(569)	2,123
Time deposits > $100k	740	(58)	682
State of Alabama time deposits	—	(72)	(72)
Federal funds purchased	640	(64)	576
FHLB advances	590	(41)	549
Repurchase agreements	—	(1)	(1)
Other borrowings	412	(103)	309

Total interest-bearing liabilities	5,359	(2,156)	3,203

Increase (decrease) in net interest income	$2,149	$(1,241)	$908

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended June 30, 2008 was $9,350,000 compared to $225,000 in the same period of 2007. For the six month period ended June 30, 2008 the provision for loan losses was $10,007,000 compared to $362,000 for the same period of 2007. In the fourth quarter of 2007, the Company experienced an unprecedented increase in nonperforming assets. In response, management performed an extensive review of the entire loan portfolio with an emphasis on loans secured by real estate which made up over 82% of the Company’s loan portfolio as of June 30, 2008 to determine loss exposure. The majority of the nonperforming loans were secured by real estate. Discounts were applied to appraised values to estimate the Bank’s total exposure given the downturn in real estate values until new appraisals could be obtained. These estimates were the basis for determining the large increase in the allowance at year end. In prior years, provisions to the allowance had largely been driven by the high growth in the loan portfolio. The increase in the provision in the second quarter of 2008, as well as the fourth quarter of 2007, reflects the Company’s assessment of exposure in the loan portfolio based on updated valuations, the impact of the general weakening in the economy on our portfolio, and the impact of regulatory actions. Net loan charge-offs for the second quarter of 2008 were $2,801,000 compared to net recoveries of $18,000 for the same period in 2007. Annualized net charge-offs as a percentage of average loans were 1.37% for the three months ended June 30, 2008 compared to annualized net recoveries of (0.02)% for the same period in 2007. The increase in charge-offs reflects the impact of foreclosure increases and the resulting write-down of the loans to their estimated market value previously provided for in the allowance for loan losses. The rising level of nonperforming loans reflects a progression from past due loans on classified status to an assessment that the future collection of the past due interest is in question and, accordingly, that the accrual should be suspended.
Noninterest Income
Noninterest income for the second quarter declined 14% to $734,000 compared with $854,000 in the year-earlier period, due primarily to reduced Business Capital Group income, which also has been negatively affected by softness in the real estate sector. Higher income from deposit service fees and income from the Bank’s newly acquired mortgage division in the form of gains on sales of mortgage loans offset some of the impact of the decline in Business Capital Group income. Losses on the impairment of investment securities held in the available-for-sale portfolio were incurred as the Company repositioned its investment portfolio away from tax-exempt securities due to its taxable loss for the quarter and to create additional liquidity. For the six months ended June 30, 2008, noninterest income increased 23% to $1,936,000 from $1,573,000 in the year-earlier period, largely due to gains on sales of mortgage loans.
Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2008	Change	2007	2008	Change	2007
Service charges on deposit accounts	$403,669	27.54%	$316,513	$774,986	25.77%	$616,194

Investment banking income, net	1,035	(97.33)	38,822	3,132	(98.44)	201,261

Business Capital Group loan income	18,252	(95.53)	408,143	90,030	(84.66)	586,982
Bank-owned life insurance	48,333	11.06	43,518	96,666	11.06	87,036
Gain on sale of mortgage loans	168,556	NM	—	444,712	NM	—
(Loss) gain on sale of investment securities	(78,158)	NM	—	200,220	NM	—
Other income	172,358	263.79	47,378	325,890	300.52	81,366

Total noninterest income	$734,045	(14.08)%	$854,374	$1,935,636	23.07%	$1,572,839

NM - Not Meaningful
Total service charges, including non-sufficient funds fees, were $404,000 for the second quarter of 2008, an increase of $87,000, or 27.54%, from the same period in 2007. For the six month period service charges, including non-sufficient funds fees, were $775,000, an increase of $159,000, or 25.77%, from the same period in 2007. The increase is a direct reflection of the growth in the Company’s core transaction deposit accounts. At the end of the second quarter of 2008, the Company had 10,588 transaction accounts compared with 7,471 transaction accounts at the end of the second quarter 2007. We anticipate this growth will continue in 2008 with the contribution of the new Alabama branches opened in the first quarter 2008 and the two additional locations acquired from Monticello.

Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. Accordingly, the large decrease in income for the three month period ended June 30, 2008 compared to the same period in 2007 reflects projects closing earlier in the year in 2007 compared to 2008 as well as the impact of the softening economy on this line of business. The gain on sale of mortgage loans reflects income recognized from the wholesale mortgage segment acquired in the Monticello transaction. Sales of loans by our Business Capital Group and wholesale marketing segment qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group and wholesale marketing segment.
The loss on sale or impairment of securities for the three months ended June 30, 2008 reflects an impairment loss recognized on select securities in the Bank’s available-for-sale portfolio that were sold at a loss subsequent to quarter-end. The Bank recognized a gain on the sale of investment securities from the Bank’s available-for-sale portfolio and of a minority interest in another bank for the six month period of 2008. The Bank did not sell any securities during the first six months of 2007.
The primary factor in the increase in other income for the three months ended June 30, 2008 compared to the same period in 2007 is income from fees generated by the Mortgage Division acquired with the Monticello acquisition of $74,000 in 2008 compared to $0 in 2007. Other income also includes income on bank-owned life insurance which was $48,000 for the second quarter of 2008 compared to $44,000 for the same period in 2007. For the six months ending June 30, 2008, fees generated by the Mortgage Division were $169,000, compared to $0 in 2007 and bank-owned life insurance was $97,000 compared to $87,000 for the same period of 2007. Life insurance with cash surrender values in the amounts of approximately $4.8 million and $4.6 million at June 30, 2008 and 2007, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers (including CapitalSouth Bank directors). This life insurance is subject to split-dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split-dollar benefit is taxable to the executives and directors as part of their total compensation each year.
Noninterest Expense
Noninterest expense for the second quarter increased to $15,618,000 from $3,488,000 in the same period last year, due primarily the impact of the goodwill impairment charge. Noninterest expense for the second quarter of 2008, excluding the impairment charge, was $6,256,000, or 79% higher from the year-earlier quarter. This reflects the impact of the incremental costs associated with the Monticello acquisition which included the addition of two branch locations, a mortgage origination facility and 52 additional full-time equivalent employees. The Bank also opened two de novo branch offices in 2008. The Bank had higher occupancy costs in 2008 due to the addition of Monticello and the two new branches, and expenses associated with an increase in OREO. For the six months ended June 30, 2008, noninterest expense was $20,550,000 compared with $7,037,000 in the prior-year period; excluding the impairment charge, noninterest expense increased 59% to $11,187,000 in the first half of 2008, reflecting generally the same factors that accounted for the increase in the second quarter.
Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
		Percent			Percent
	2008	Change	2007	2008	Change	2007
Salaries and employee benefits	$2,540,963	26.34%	$2,011,280	$5,083,679	26.57%	$4,016,410
Occupancy and equipment expense	982,592	83.60	535,169	1,856,569	70.59	1,088,321
Professional fees	439,336	17.56	373,713	783,668	5.50	742,788
Advertising	103,835	147.20	42,004	230,779	60.33	143,940
Other real estate expense	1,252,073	NM	999	1,354,722	NM	32,682
Other noninterest expense	936,726	78.52	524,715	1,878,080	85.46	1,012,652
Goodwill impairment	9,362,813	NM	—	9,362,813	NM	—

Total noninterest income	$15,618,338	347.79%	$3,487,880	$20,550,310	192.04%	$7,036,793

NM - Not Meaningful
Salaries and benefits for the three months ended June 30, 2008 increased $530,000, or 26.34%, compared to the same period in 2007. For the six months ended June 30, 2008, salaries and benefits increased $1,068,000, or 26.57%, compared to the same period in 2007. As of June 30, 2008, the Company had 151 full time equivalent employees compared to 112 at June 30, 2007. The primary reasons for this increase in staff are the employees added with the Monticello acquisition and staff increases for the two de novo branches opened in the first quarter of 2008.

Occupancy and equipment expense for the three months ended June 30, 2008 increased $447,000, or 83.60% compared to the same period in 2007. For the six months ending June 30, 2008, occupancy and equipment expense increased $768,000, or 70.59%, compared to the same period in 2007. These expenses were impacted substantially by the acquisition of Monticello, the opening of two de novo branches and the renovation of the corporate headquarters.
Professional fees for the three months ended June 30, 2008 increased $66,000, or 17.56%, compared to the same period in 2007. For the six month period, professional fees increased $41,000, or 5.50%, compared to the same period in 2007. This increase was primarily due to additional accounting fees and consulting fees incurred in association with the analysis potential goodwill impairment.
Advertising expenses increased $62,000, or 147.20% for the three month period ended June 30, 2008 compared to the same period in 2007. For the six month period, advertising fees increased $87,000, or 60.33%, compared to the same period in 2007. This increase is due to increased marketing as deposit growth has become increasingly competitive and as a result of the opening of our new locations in the Jacksonville, Florida and Huntsville, Alabama markets.
Other real estate expense for the three and six month periods ending June 30, 2008 was $1,252,000 and $1,355,000, respectively. The other real estate expenses for the same periods in 2007 were $999 and $33,000, respectively. This expense is directly related to the increase in OREO and includes write-down of OREO value, gain or loss on the disposal of OREO, legal fees and any costs associated with the maintenance of OREO property. The amount of write-down and gain or loss on the sale of OREO for the three and six month periods ending June 30, 2008 were $1,137,000 and $1,216,000, respectively, compared to $0 and $27,000 for the same period in 2007. The Bank expects to have elevated expenses associated with its other real estate portfolio until these assets can be liquidated.
Other expenses for the three month period ended June 30, 2008 increased $412,000, or 78.52%, compared to the same period in 2007. For the six month period, other expenses increased $865,000, or 85.46%, compared to the same period of 2007. Expenses with significant increases for this comparison include Federal Deposit Insurance Corporation expense due to deposit growth and changes in our assessments under the Federal Deposit Insurance Reform Act of 2005, expenses related to OREO and communication expenses resulting from the acquisition of Monticello.
The Company recognized a goodwill impairment charge of $9,363,000 during the second quarter of 2008 due to recent and significant adverse changes in the general business climate and its impact on the fair value of our stock. Based on our evaluation of goodwill at June 30, 2008, we determined that the remaining balance of goodwill was impaired, and accordingly eliminated all remaining goodwill from the balance sheet.
Income Taxes
The Company recorded a benefit for income taxes of $3.6 million and $3.5 million for the three and six month periods ending June 30, 2008, respectively, compared to a provision for income tax of $495,000 and $775,000 for the same periods in 2007. The effective tax rates for the three and six month periods ending June 30, 2008 were (17.87)% and (18.01)%, respectively, and 35.57% and 32.59%, respectively, for the same periods of 2007. The 2008 rate was affected by a $500,000 valuation allowance provided for deferred tax assets as a result of the Bank’s evaluation of impairment of the deferred taxes recorded as of June 30, 2008 in conformity with SFAS No. 109, Accounting for Income Taxes. The primary permanent differences relate to tax-free income on municipal securities. The decrease in the effective tax rate is primarily attributable to the cumulative net loss for 2008 and an increase in the amount of tax-free interest income on municipal securities in total due to the tax-free securities added from the Monticello acquisition.
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
The results of the shock modeling as of June 30, 2008, indicate a decreased exposure in the level of net interest income to increases in interest rates when compared to the model as of March 31, 2008. The Company has recently extended maturities on funding sources to better protect our net interest margin. The Bank’s market value of equity is exposed to increases in interest rates. The static shock model scenarios considered changes of 100 and 200 basis points. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.
Net Interest Income Sensitivity Summary
As of June 30, 2008

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
		(Dollar amounts in thousands)
Annualized net interest income	$18,835	$18,662	$18,136	$18,168	$18,088
$ change net interest income	699	526		32	(48)
% change net interest income	3.85%	2.90%		0.18%	(0.26)%
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
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
A significant portion of our loan portfolio is comprised of loans secured by commercial and residential construction and land acquisition and development loans. As of June 30, 2008, $168.5 million, or 28.4% of our total loans, are classified as Construction and Development loans, $181.9 million, or 30.7% of our total loans, are classified as Commercial Real Estate loans and $134.8 million, or 22.7% of our total loans, are classified as 1 — 4 Family Residential loans. Construction and Development loans represent the highest level of risk for the Company due to current market conditions and represent 72% of our nonperforming loans. Other Commercial Real Estate loans have not been as severely impacted by the recent economic downturns. In our Other Commercial Real Estate loan portfolio, 55% of the loans cover owner-occupied real estate which has a lower risk element than non-owner occupied. Owner-occupied commercial real estate generally has a lower risk profile since business owners are obligated to repay the debt, and accordingly the loan is not dependent on the liquidation of the collateral as the source of repayment. Currently, only 12% of the Company’s nonperforming loans are Other Commercial Real Estate loans. Our 1 — 4 Family Residential loans have continued to perform well with only moderate increases in delinquencies. Delinquencies of 30 days and over increased from 2.52% as of December 31, 2007 to 4.18% as of March 31, 2008, but dropped back down to 2.02% as of June 30, 2008. 1-4 Family Residential loans past due 30 days or more was only 1.03% of total 1-4 Family Residential loans outstanding as of June 30, 2008. These 1 — 4 Family Residential loans represent 14% of our nonperforming loans.
With the recent real estate market downturn and slowing economic conditions, we are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. All of CapitalSouth’s markets have experienced a slowdown in residential real estate sales which has, in turn, increased residential lot and home inventory, with the Jacksonville market experiencing the most severe impact. The National Association of Realtors reported a nationwide drop in single-family home prices of 7.7% in the first quarter of 2008, in addition to previous large decreases in single-family home prices. In our most difficult market, Jacksonville, Florida, single-family home prices decreased by 6% in the first quarter of 2008. According to the Alabama Center for Real Estate for the six month period ended June 30, 2008 the Alabama markets were not as negatively affected. The Birmingham and Huntsville markets experienced a 1.8% and 2.0%, respectively, increase in average home prices and the Montgomery market experienced a 1.2% decrease. The decrease in single-family home sales prices is symptomatic of the increases in inventory we have experienced across our markets. Excess residential lot and home inventory, combined with the limited availability of residential mortgage financing due to tighter credit underwriting standards, has resulted in downward pressure on residential values and increased marketing time for residential properties. However, in comparing the percent change in median home prices in our footprint markets to the percent change in the national average of median home prices, all of our markets have experienced significantly less depreciation than the national average. However, certain broader economic conditions in our markets, including unemployment, remain higher than the national average.
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect our business, financial condition, results of operations and future prospects.
Our loan customers may not repay their loans according to the terms of such loans, and the collateral securing the payment of those loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. Additionally, the Company is incorporating current economic conditions and the impact that it is having on our historical loss experience. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.
If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses as of June 30, 2008, December 31, 2007, December 31, 2006, and December 31, 2005 was $16.1 million, $8.9 million, $4.3 million and $3.9 million, respectively.
The following table presents information on nonperforming assets and the allowance for loan losses as of June 30, 2008, June 30, 2007 and December 31, 2007.

			As of/for the
	As of/for the Six Months Ended		Year Ended
	June 30,	June 30,	December 31,
	2008	2007	2007
Nonperforming assets/Assets	6.17%	0.42%	2.27%
Annualized net charge-off/Average loans	0.91	(0.01)	0.09
Allowance for loan losses/Loans	2.73	1.16	1.43
During the second quarter of 2008, nonperforming assets increased to $45,392,000, or 7.79% of period-end loans and other real estate, which was up from $2,147,000, or 0.53%, in the year-earlier quarter and up from $35,100,000, or 5.68%, at December 31, 2008. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across our markets since the latter half of 2007. This increase in nonperforming assets for the first six months of 2008 versus the same period of 2007 also reflected the addition of $4.9 million in nonperforming assets purchased in connection with the acquisition of Monticello Bancshares. These assets were recorded at their estimated fair values as part of the purchase accounting adjustments, which were below their original book value. As of June 30, 2008, 93% of our nonperforming loans were secured by real estate. In evaluating the adequacy of the allowance for loan losses, we obtained updated external appraisals on many of the properties underlying the nonperforming loans or performed internal valuations based on current market conditions. We recorded annualized net charge-offs, as a percentage of average loans, of 0.91% in the first six months of 2008 compared with net recoveries of 0.01% in the same period in 2007 and 0.09% in the in 2007. Approximately 37% of the charge-offs taken in the first six months of 2008 were associated with marking assets to market value as they moved to be categorized as OREO.
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
We expect to enter into a formal enforcement action with the Federal Reserve Board and the Alabama State Banking Department, and we expect such orders to place significant restrictions on our operations.
Under applicable laws, the Federal Reserve Board, as our primary federal regulator, the FDIC as our deposit insurer, and the Alabama State Banking Department as our chartering authority, have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by the institution although formal enforcement actions are routinely disclosed by the regulatory authorities. On June 14, 2008, the Federal Reserve Board and the Alabama State Banking Department notified us that they intended to issue a formal enforcement action primarily due to the high level of nonperforming assets and the resulting impact on the Company’s financial condition identified in their most recent safety and soundness examination of the Bank. These actions generally require certain corrective steps, impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of the actions, once issued, can result in more severe penalties. Generally, these enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues.
An inability to improve our regulatory capital position could adversely affect our operations.
At June 30, 2008, CapitalSouth Bank was classified as “adequately capitalized.” As a result of our capital levels: (i) our loans to one borrower limit has been reduced, which affects the size of the loans that we can originate and also requires us to refuse to renew loans that exceed our lower loans to one borrower limit, both of which could negatively impact our earnings; (ii) we cannot renew or accept brokered deposits without prior regulatory approval; and (iii) we will pay higher insurance premiums to the Federal Deposit Insurance Corporation, which will reduce our earnings. To mitigate or resolve these restrictions, we are attempting to raise additional capital through the common stock rights offering and reduce the Bank’s assets to improve our capital ratios to satisfy the “well capitalized” requirements. If we are unable to raise additional capital or reduce our assets on favorable terms, we will be required to continue to operate under these restrictions.
Our holding company structure and regulations applicable to us can restrict our ability to provide liquidity to meet our obligations.
Our business operations and related generation of cash flow principally occur in our subsidiary bank. Significant parts of our capital markets obligations, including payment on secured debt under our $5.0 million line of credit, and unsecured junior debt incurred in connection with our acquisition of Monticello Bancshares, along with dividends on trust preferred securities and the related debentures, are obligations of the holding company. Historically, the holding company has relied upon dividends from our subsidiary bank to fund these types of obligations. Due to our net loss in 2007, which subjects us to a requirement to obtain discretionary regulatory approval in order to pay dividends from our subsidiary bank to the holding company, we are uncertain whether we can continue to operate in this manner. Although such approval was obtained with respect to the first quarter of 2008, we may not be able to obtain such approval in the future or, if approval to pay dividends is granted, what conditions may be associated with such approval. At the present time, the holding company has limited resources in order to meet its obligations in the absence of payment of dividends from our subsidiary bank. These resources include a limited amount of cash on hand and the ability to make further draws on its line of credit, which matures on January 18, 2009. In light of these circumstances, we may determine that it is necessary or appropriate to raise capital or seek other financing sources and/or take steps to reduce our cash payment obligation at the holding company level; provided, however, that if the rights offering is completed successfully, we are not likely to seek additional infusions of capital in the near future.
Current economic conditions require us to raise additional regulatory capital in the future, and unavailability of additional regulatory capital could adversely affect our financial condition and results of operations.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate. Our ratio of total capital to risk adjusted assets was 8.4%, 9.4% and 12.8% as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The Bank’s ratio of total capital to risk adjusted assets was 9.7%, 10.5% and 11.7% as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The primary factor that contributed to the decrease in the Company’s total capital to risk adjusted asset ratio was the acquisition of Monticello Bancshares in September of 2007. Additionally, loan loss provisions of $2,130,000 during the fourth quarter of 2007 and $10,007,000 during the six months ended June 30, 2008 contributed to the decrease in total capital to risk adjusted assets at both the Company and the Bank. We anticipate issuing additional capital to restore the Company’s and the Bank’s total risk based capital ratios to well capitalized levels. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us, if at all.
Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. Due to the Bank’s status as adequately capitalized, we have submitted a capital plan to the Superintendent of Banks of the State Banking Department of Alabama but it has not yet been approved.
Competition from other financial institutions may adversely affect our profitability.
The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions that operate in our primary market areas and elsewhere.
We compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. In particular, our market areas are dominated by large national and regional financial institutions. Larger competitors often target markets within their franchise to raise deposits by pricing those deposits above market rates while offsetting that cost in other less competitive markets. Due to our size and smaller footprint, we do not have the ability to offset these type marketing strategies which increases our cost of funding. Larger competitors may employ similar strategies with respect to making loans which causes further margin compression. We focus more on commercial depositors due to our smaller branch network which is not as convenient for the consumer depositor. This niche focus limits the types of accounts that we are able to attract. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size, in some cases, and lack of geographic diversification.
Additionally, the Birmingham MSA has experienced a high level of bank consolidation activity in recent years. As a result of several high profile mergers, Birmingham has changed from a city that boasted the headquarters of four large regional banks to a single large bank holding company. The increase in merger activity has resulted in the formation of large numbers of new community banks in the Birmingham MSA, each of which competes for many of the same customers. If we are unable to maintain our customer base or otherwise compete with the level of service offered by these newer community banks, our financial condition and results of operations may be affected adversely.
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
We opened two new branch locations in the first quarter of 2008, one in Madison, Alabama and the other in Jacksonville, Florida. The cost of operating these branch locations is expected to exceed the revenue they produce until sufficient new accounts are opened to make them profitable. Experienced banking office personnel have been hired from the local market to staff these new locations to attract loan and deposit relationships to these new locations. We have other marketing plans to attract new client relationships to these locations. Should these new locations not generate sufficient new accounts, they could negatively impact our profits for a period longer than anticipated in our model. If these branch locations continue to be unprofitable, our future ability to expand and acquire other banks could be hindered and this could have a material adverse effect on our business, financial condition, results of operations and future prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 5, 2008 the annual meeting of the stockholders of the Company was held. The following numbered matters were considered by the stockholders and the following tables list the results of the stockholders’ vote. With respect to the election of directors, the table indicates votes cast for or withheld for the nominees for director. With respect to the ratification and approval of the appointment of the independent registered public accounting firm for 2008 and the approval to increase the number of authorized shares of common stock, the table indicates the votes abstaining or cast for or against the matter. The following is a tabulation of the voting:
1.	Election of three directors to serve three-year terms until such directors’ successors are elected and qualified at the 2011 Annual Meeting of Stockholders of the Company:

	Votes	Votes
Name	For	Withheld
James C. Bowen	2,874,376	53,467
H. Bradford Dunn	2,888,766	39,077
Stanley L. Graves	2,888,766	39,077
2.	Ratification of the appointment of KPMG LLP as principal independent auditors of the Company:

Votes
For	Against	Abstentions
2,909,613	6,272	15,558
3.	Approval of the amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 7,500,000 shares to 16,500,000 shares:

Votes
For	Against	Abstentions
2,828,740	79,077	20,026
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP
August 14, 2008	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

August 14, 2008	By:	/s/ Carol W. Marsh
Carol W. Marsh
Chief Financial Officer