Form 10-Q
period 2008-09-30
CapitalSouth Bancorp
filed 2008-11-14
CIK 1338977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, $1.00 par value per share	4,159,402 shares

CAPITALSOUTH BANCORP
Report on Form 10-Q
September 30, 2008
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$11,296,277	$8,647,193
Federal funds sold	5,652,151	230,064

Cash and cash equivalents	16,948,428	8,877,257
Securities available-for-sale, at fair value	44,923,168	49,772,919
Securities held-to-maturity, fair values of $32,626,771 and $33,163,493 at September 30, 2008 and December 31, 2007, respectively	32,631,366	33,253,999
Federal Home Loan Bank stock	2,726,900	5,646,000
Federal Reserve Bank stock	1,551,602	2,256,702
Loans held-for-sale	3,895,212	7,419,085
Loans, net of unearned income	560,805,694	622,111,298
Allowance for loan losses	(14,654,869)	(8,876,419)

Net loans	546,150,825	613,234,879
Premises and equipment, net	21,326,812	18,791,945
Other real estate owned	11,615,718	3,499,162
Goodwill	—	9,629,842
Other intangibles, net	744,526	930,995
Bank-owned life insurance	4,864,787	4,719,788
Deferred tax asset, net	1,359,038	3,867,613
Other assets	7,151,886	5,575,270

Total assets	$695,890,268	$767,475,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest-bearing	$551,051,442	$531,088,455
Noninterest-bearing	59,587,605	62,255,103

Total deposits	610,639,047	593,343,558
Federal funds purchased	—	62,898,140
Borrowed funds	29,061,734	33,935,281
Repurchase agreements	1,690,619	683,907
Subordinated debentures and other notes payable	23,587,410	23,053,064
Other liabilities	6,731,727	7,061,708

Total liabilities	671,710,537	720,975,658

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 500,000 shares; issued and outstanding none	—	—
Common stock, $1 par value. Authorized 16,500,000 shares at September 30, 2008 and 7,500,000 at December 31, 2007, respectively; issued 4,244,232 and 4,235,952, shares at September 30, 2008 and December 31, 2007, respectively; outstanding 4,159,402 and 4,151,122 shares at September 30, 2008 and December 31, 2007, respectively	4,244,232	4,235,952
Treasury stock, at cost, 84,830 shares at September 30, 2008 and December 31, 2007, respectively	(1,255,060)	(1,255,060)
Paid-in surplus	45,887,888	45,841,834
Accumulated deficit	(23,968,146)	(2,444,797)
Accumulated other comprehensive (loss) income, net	(729,183)	121,869

Total stockholders’ equity	24,179,731	46,499,798

Total liabilities and stockholders’ equity	$695,890,268	$767,475,456

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$8,559,333	$9,471,718	$28,289,424	$25,346,527
Interest on securities	830,813	835,994	2,660,039	2,523,563
Interest on other earning assets	81,703	90,067	295,485	283,302

Total interest income	9,471,849	10,397,779	31,244,948	28,153,392

Interest expense:
Interest on deposits	4,928,672	4,932,263	15,610,590	13,844,551
Interest on debt	636,644	817,969	2,709,470	1,457,281

Total interest expense	5,565,316	5,750,232	18,320,060	15,301,832

Net interest income	3,906,533	4,647,547	12,924,888	12,851,560
Provision for loan losses	50,000	1,024,585	10,057,281	1,386,213

Net interest income after provision for loan losses	3,856,533	3,622,962	2,867,607	11,465,347

Noninterest income:
Service charges on deposits	298,093	350,369	1,073,079	966,563
Investment banking income, net	809	52,681	3,941	253,942
Business Capital Group loan income	—	76,320	90,030	663,302
Bank-owned life insurance	48,333	43,518	144,999	130,554
Gain on sale of mortgage loans	139,138	61,796	583,850	61,796
Gain on sale of securities, net	79,222	—	279,442	—
Other noninterest income	79,940	48,186	405,830	127,752

Total noninterest income	645,535	632,870	2,581,171	2,203,909

Noninterest expense:
Salaries and employee benefits	2,365,385	2,178,343	7,449,064	6,194,753
Occupancy and equipment expense	966,574	649,070	2,823,143	1,737,391
Professional fees	326,537	302,904	1,110,205	1,045,692
Advertising	100,269	96,860	331,048	240,800
Other real estate expense	163,810	24,072	1,518,532	56,754
Other noninterest expense	1,078,622	574,902	2,956,702	1,585,754
Goodwill impairment charge	—	—	9,362,813	—

Total noninterest expense	5,001,197	3,826,151	25,551,507	10,861,144

(Loss) income before income tax	(499,129)	429,681	(20,102,729)	2,808,112
Income tax provision	4,792,392	154,078	1,262,219	929,272

Net (loss) income	$(5,291,521)	$275,603	$(21,364,948)	$1,878,840

Basic (loss) earnings per share	$(1.27)	$0.09	$(5.14)	$0.62
Basic weighted average shares outstanding	4,156,866	3,181,084	4,154,027	3,052,532
Diluted (loss) earnings per share	$(1.27)	$0.09	$(5.14)	$0.61
Diluted weighted average shares outstanding	4,156,866	3,204,575	4,154,027	3,077,648
See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2008
(Unaudited)

						Accumulated
	Common Stock					Other	Total
	Shares		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Stock	Surplus	Deficit	Income (Loss), Net	Equity
Balance, December 31, 2007	4,151,122	$4,235,952	$(1,255,060)	$45,841,834	$(2,444,797)	$121,869	$46,499,798
Change in accounting principle	—	—	—	—	(158,401)	—	(158,401)

Adjusted balance at January 1, 2008	4,151,122	4,235,952	(1,255,060)	45,841,834	(2,603,198)	121,869	46,341,397
Comprehensive loss:
Net loss	—	—	—	—	(21,364,948)	—	(21,364,948)

Change in fair value of securities available-for-sale, net	—	—	—	—		(851,052)	(851,052)

Total comprehensive loss							(22,216,000)
Share based compensation				18,523			18,523

Common stock issued for director fees	8,280	8,280	—	27,531	—	—	35,811

Balance, September 30, 2008	4,159,402	$4,244,232	$(1,255,060)	$45,887,888	$(23,968,146)	$(729,183)	$24,179,731

See accompanying notes to consolidated financial statements.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(21,364,948)	$1,878,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,237,776	703,099
Provision for loan losses	10,057,281	1,386,213
Deferred tax expense (benefit)	2,914,709	(532,961)
Amortization and accretion, net	18,002	84,254
Goodwill impairment charge	9,362,813	—
Director fees, paid in common stock	35,811	173,930
Share-based compensation	18,523	74,092
Gain on sale of securities, net	(279,442)	—
Gain on sale of loans held-for-sale	(583,850)	(61,796)
Loss on sale of other real estate owned	166,636	25,297
Write-down of other real estate owned	1,143,083	—
(Gain) loss on disposal of premises and equipment and other assets	(66,992)	11,958
Originations of loans held-for-sale	(60,581,619)	(9,438,650)
Proceeds from sale of loans	65,934,746	8,320,400
Net increase in other assets	(1,306,269)	(1,714,719)
Net (decrease) increase in other liabilities	(315,643)	245,104

Net cash provided by operating activities	6,390,617	1,155,061

Cash flows from investing activities:
Purchases of securities available-for-sale	(33,299,000)	(504,844)
Proceeds from sales, maturities and paydowns of securities available-for-sale	36,773,333	4,890,072
Purchases of securities held-to-maturity	(1,100,000)	(4,810,033)
Proceeds from paydowns of securities held-to-maturity	1,974,794	2,933,601
Purchases of Federal Home Loan Bank stock	(8,553,700)	(5,600,000)
Sales of Federal Home Loan Bank stock	11,472,800	4,699,900
Sale of Federal Reserve Bank stock	705,100	—
Proceeds from the sale of minority interest	120,975	—
Loan payments (originations), net	42,049,014	(64,473,927)
Purchases of premises and equipment	(3,779,694)	(2,729,317)
Proceeds from disposal of premises and equipment	3,594	22,000
Net cash received from bank acquisition	—	5,249,270
Proceeds from the sale of other real estate owned and repossessed assets, net	4,531,248	382,138

Net cash provided by (used in) investing activities	50,898,464	(59,941,140)

Cash flows from financing activities:
Net increase in deposits	17,393,342	48,075,229
Net (decrease) increase in federal funds purchased	(62,898,140)	20,820,700
Repayments and maturities of borrowed funds	(15,000,000)	—
Proceeds from issuance of borrowed funds	10,000,000	5,155,000
Net increase in repurchase agreements	1,006,712	926,745
Increase in notes payable	2,000,000	—
Repayment of notes payable	(1,450,000)	—
Cash dividends paid	(269,824)	(552,734)
Exercise of stock options	—	15,434

Net cash (used in) provided by financing activities	(49,217,910)	74,440,374

Net increase in cash and cash equivalents	8,071,171	15,654,295
Cash and cash equivalents, beginning of period	8,877,257	7,444,684

Cash and cash equivalents, end of period	$16,948,428	$23,098,979

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
Note 2 — Cash and Cash Flows
Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents. The following supplemental cash flow information addresses certain cash payments and noncash transactions for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months
	Ended September 30,
	2008	2007
Supplemental information on cash payments:
Interest paid	$17,675,453	$15,282,566
Income taxes paid	253,092	1,177,844

Supplemental information on noncash transactions:
Transfers of loans to other real estate owned and repossessions	13,995,939	216,000
Common stock issued to acquire Monticello Bancshares, Inc	—	19,464,973
Note payable issued to acquire Monticello Bancshares, Inc	—	8,000,000
Note 3 — Comprehensive (Loss) Income
The primary component of the differences between net (loss) income and comprehensive (loss) income for the Company is the change in fair value on available-for-sale securities. Total comprehensive (loss) income for the three months and nine months ended September 30, 2008 and 2007, respectively, was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(5,291,521)	$275,603	$(21,364,948)	$1,878,840
Change in fair value of securities available-for-sale, net of tax	(311,191)	363,245	(851,052)	132,309

Comprehensive (loss) income, net of tax	$(5,602,712)	$638,848	$(22,216,000)	$2,011,149

Note 4 — Earnings Per Share
The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options using the treasury stock method. The computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(5,291,521)	$275,603	$(21,364,948)	$1,878,840
Denominator:
Weighted average common shares outstanding	4,156,866	3,181,084	4,154,027	3,052,532
Equivalent shares issuable upon exercise of stock options	—	6,283	—	19,317
Equivalent shares issuable upon conversion of note payable	—	17,208	—	5,799

Diluted weighted average common shares outstanding	4,156,866	3,204,575	4,154,027	3,077,648

Net (loss) income per share:
Basic	$(1.27)	$0.09	$(5.14)	$0.62
Diluted	$(1.27)	$0.09	$(5.14)	$0.61
All stock options are excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2008, because the impact would be anti-dilutive. 88,667 and 17,000 stock options are excluded from the 2007 per share calculation for the three and nine months ended September 30, 2007, respectively, because the impact would be anti-dilutive.

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
Management has evaluated positive and negative evidence to support the realization of its deferred tax asset is accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Currently, there is insufficient positive evidence given the current credit crisis and economic conditions to support a conclusion that it is more likely than not that this asset will be realized in the foreseeable future. At September 30, 2008, the net deferred tax asset principally represents amounts that can be recovered through carryback and tax planning strategies.
Note 6 — Goodwill Impairment
In light of recent and significant adverse changes in the general business climate and the continued downturn in financial stocks and its impact on the fair value of the Company’s commercial banking reporting segment, the Company evaluated its remaining goodwill to determine the amount of impairment indicated in conformity with SFAS No. 142, Goodwill and Other Intangible Assets. This analysis determined that the carrying value of the reporting unit was higher than the fair value of the reporting unit and resulted in a second quarter non-cash charge of $9.4 million for impaired goodwill, eliminating the remaining balance of goodwill primarily generated in the 2007 acquisition of Monticello Bancshares, Inc. This charge had no effect on the Company’s liquidity, regulatory capital, or daily operations.
The Company tested other intangible assets for impairment in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of December 31, 2007, June 30, 2008, and September 30, 2008 and determined that there was no impairment at those dates. The primary component of the other intangible assets is the core deposit intangible recorded in connection with the Monticello transaction. We have reviewed our runoff experience and other assumptions used in calculating the core deposit intangible for deposits purchased in that transaction compared to our model used to determine the core deposit intangible value and found no indication of impairment. See Note 12 for further discussion of goodwill.
Note 7 — Adoption of New Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and financial liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and financial liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, The Financial Accounting Standards Board (“FASB”) issued SFAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157-2 delays the effective date of Statement No. 157 for other non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 did not have a material effect on the

Note 7 — Adoption of New Accounting Pronouncements, Continued
Company’s consolidated financial statements for financial assets and financial liabilities and any other assets and liabilities carried at fair value.
Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements. EITF Issue No. 06-4 addresses accounting for split-dollar life insurance arrangements after the employer purchases a life insurance policy on a covered employee. This issue states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF Issue No. 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. The impact of the implementation of EITF Issue No. 06-4 was a reduction in retained earnings of $158,000, an increase in deferred income taxes of $97,000, and an increase in other liabilities of $255,000.
Note 8 — Fair Value Measurement
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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value. The following table presents the fair value hierarchy of financial assets and financial liabilities measured at fair value as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in			Total
	Active Markets	Significant Other	Significant	Carrying
	for Identical	Observable	Unobservable	Value in the
	Assets	Inputs	Inputs	Consolidated
Description	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
	(Dollar amounts in thousands)
Assets and Liabilities Measured on a Recurring Basis:
Available-for-sale securities	$—	$44,923,171	$—	$44,923,171
Interest rate swap derivative assets	—	393,814	—	393,814
Other real estate owned	—	11,615,718	—	11,615,718

Total assets at fair value (1)	$—	$56,932,703	$—	$56,932,703

Interest rate swap derivative liabilities	$—	$393,814	$—	$393,814

Total liabilities at fair value (1)	$—	$393,814	$—	$393,814

Assets Measured on a Nonrecurring Basis
Impaired loans	$—	$12,192,736	$—	$12,192,736

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities are not carried at fair value, such as the Company’s securities held-to-maturity, investment in the Federal Reserve and FHLB, and short- and long-term debt obligations are still reported at their carrying values.
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Note 8 — Fair Value Measurement, Continued
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
Impaired Loans
Loans are considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of Loans, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure, when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent. Impaired loans are subject to nonrecurring fair value adjustment. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. This valuation would be considered Level 2, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Other Real Estate Owned
Other real estate owned is marked to market when it is transferred out of loans into other real estate owned net of estimated selling costs. This valuation would be considered Level 2, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Although the Company has not elected the fair value option for additional financial assets and financial liabilities existing at January 1, 2008 or transacted in the nine months ended September 30, 2008, any future transacted financial asset or financial liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.
Note 9 — Share-Based Compensation Plans
Under the Company’s 2005 Stock Incentive Plan, there are 94,000 remaining shares authorized for issuance. The maximum term of the options granted under the plan is 10 years.
The following table summarizes stock option activity during the nine months ended September 30, 2008:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual
	Shares	price	life (years)
Outstanding, at January 1, 2008	153,400	$15.29
Granted	—	—
Exercised	—	—
Forfeited	(19,000)	12.84

Outstanding, at September 30, 2008	134,400	$15.64	5.87

Exercisable, at September 30, 2008	125,358	$15.14	4.87

As of September 30, 2008, the total unrecognized compensation cost related to unvested options not yet expensed was $129,660. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.00 years. As of September 30, 2008, none of the options had intrinsic value.

Note 10 — Recent Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect FSP No. 157-3 to have a material effect on the Company’s consolidated financial statements for financial assets and financial liabilities and any other assets and liabilities carried at fair value.
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
Note 11 — Recent Developments
Enforcement Action
Effective November 4, 2008, the Company and the Bank consented to the issuance of a formal enforcement action by the Board of Governors of the Federal Reserve System and the Alabama State Department of Banking in the form of a Cease and Desist order to the Company and the Bank. The Company has already begun taking steps consistent with meeting these requirements. The order provides that:
•	we are required to provide an acceptable capital plan for the Company and the Bank, which we anticipate will require us to raise additional capital;

•	our ability to incur indebtedness, pay subordinated indebtedness or purchase or redeem any capital stock at the holding company level will require regulatory approval;

•	we are required to retain an independent party or staff to provide ongoing review of loans;

•	we are required to provide plans to strengthen oversight of management; to assess management and staffing needs, qualifications and performance, particularly in loan underwriting, credit administration, work-out, other-real-estate-owned disposition, and asset/liability management; to strengthen credit practices in these areas, and to revise lending and credit administration policies;

•	we have limitations on renewing or extending loans to any borrower or related parties who have loans classified as loss, doubtful or substandard;

•	we are required to provide a business plan to improve earnings and overall condition for 2009;

•	we are required to provide notice in connection with appointing new directors or senior executive officers;

•	we are required to charge off or collect all assets classified as “loss” not previously charged and review and revise the Bank’s methodology for determining its allowance for loan and lease losses;

•	we are required to develop plans to improve collection of certain group of loans;

•	we may not pay or declare dividends by the Company without prior regulatory approval; and

•	regulatory authorities reserve the right to impose additional limitations, requirements or restrictions on the Company and the Bank.

Note 11 — Recent Developments, Continued
Alabama Bankers Bank
As of September 30, 2008, the Company is in default with respect to certain covenants contained in the $5.0 million Company line of credit. The Bank is required under this agreement to maintain a Tier 1 Capital ratio of 7.0% and Tier 1 Capital of $55,000,000. As of September 30, 2008, the Bank had a Tier 1 Capital ratio of 8.2% and Tier 1 Capital of $46,435,000. The Company has obtained a written waiver of these covenants; however, our lender has the right to withdraw this waiver at any time upon written notice. In connection with the waiver of certain covenants in the loan agreement, the Company has agreed to use a portion of the proceeds from sales of its equity securities in its rights offering to prepay debt in the current outstanding principal amount of $1,750,000. If prior to the maturity date of such debt the Company raises $5,000,000 or less, the Company has agreed to pay off the debt in its entirety. If the Company raises more than $5,000,000 in an equity offering, the Company has agreed to make a minimum prepayment of $750,000, plus 20% of all amounts raised in an equity offering over $5,000,000. This indebtedness is scheduled to mature on January 18, 2009 and bears interest at a variable rate of 90-day LIBOR plus 1.75%, currently at 4.95%.
Debt Restructuring
The Company has entered into a Restructuring Agreement (the “Restructuring Agreement”) with Mr. James C. Bowen whereby the Company agreed to restructure its debt held by Mr. Bowen evidenced by notes with currently outstanding principal amounts of $4,330,319.40 (the “Non-Pledged Note”) and $1,500,000 (the “Pledged-Note”). Under the terms of the Restructuring Agreement, the outstanding indebtedness due under the notes is restructured as follows:
•	The Non-Pledged Note will be converted into (i) a new promissory note in the amount of $2,400,000.00 to be made by us in favor of Mr. Bowen, and (ii) an unsecured convertible subordinated debenture in the amount of $1,930,319.40 issued by us to Mr. Bowen.

•	The Pledged Note will be converted into (i) a new promissory note in the amount of $500,000 to be made by us in favor of Mr. Bowen (“Bowen Note II”), and (ii) the maximum number of shares of our common stock which may be purchased at the same price established under the rights offering for $1,000,000, or such lesser amount which is necessary to cause the total stock holdings of Mr. Bowen, after such purchase, to equal 9.9% of our outstanding common stock. Bowen Note II will replace the Pledged Note as security for Mr. Bowen’s indemnity obligations in connection with the Merger.
The Restructuring Agreement will not be effective until the closing date of the rights offering.

Note 12 — Business Segment Information
The Company has three reporting segments composed of commercial banking, mortgage banking and corporate and other. The primary segment is commercial banking which consists of commercial loan and deposit services as well as the activities of the banking office locations. The Company added a new reporting segment as a result of the acquisition of Monticello Bancshares, Inc. (Monticello) which has wholesale mortgage banking activities. Wholesale mortgage banking focuses on the origination and sale of residential mortgage loans to investors in the secondary residential mortgage market. The third segment is corporate and other, which is composed of the parent company and all other entities of the Company not directly related to commercial or mortgage banking. The following table presents financial information for each reportable segment as of September 30, 2008 and December 31, 2007 and for the three months and nine months ended September 30, 2008 and 2007:

	For the Three Months and Nine Months Ended
	September 30, 2008 and 2007
	Commercial	Mortgage	Corporate &	Total
	Banking	Banking	Other	Company
	(Dollar amounts in thousands)
For the three months ended September 30, 2008:
Net interest income (expense)	$4,069	$59	$(222)	$3,906
(Credit) provision for loan losses	50	—	—	50
Noninterest income	461	184	—	645
Noninterest expense	4,623	265	113	5,001
Income tax expense (benefit)	4,938	(23)	(123)	4,792

Net income (loss)	$(5,081)	$1	$(212)	$(5,292)

For the three months ended September 30, 2007:
Net interest income (expense)	$4,808	$21	$(181)	$4,648
Provision for loan losses	1,025	—	—	1,025
Noninterest income	557	76	—	633
Noninterest expense	3,713	41	72	3,826
Income tax expense (benefit)	181	22	(49)	154

Net income (loss)	$446	$34	$(204)	$276

For the nine months ended September 30, 2008:
Net interest income (expense)	$13,528	$169	$(772)	$12,925
Provision for loan losses	10,058	(1)	—	10,057
Noninterest income	1,701	798	82	2,581
Noninterest expense	24,269	910	373	25,552
Income tax (benefit) expense	1,645	(6)	(377)	1,262

Net income (loss)	$(20,743)	$64	$(686)	$(21,365)

For the nine months ended September 30, 2007:
Net interest income (expense)	$13,226	$21	$(396)	$12,851
Provision for loan losses	1,386	—	—	1,386
Noninterest income	2,128	76	—	2,204
Noninterest expense	10,501	41	319	10,861
Income tax expense (benefit)	1,127	22	(220)	929

Net income (loss)	$2,340	$34	$(495)	$1,879

As of September 30, 2008:
Other intangibles, net	$745	$—	$—	$745
Other assets	686,568	7,197	1,380	695,145

End of period assets	$687,313	$7,197	$1,380	$695,890

As of December 31, 2007:
Goodwill	$9,592	$—	$38	$9,630
Other intangibles, net	931	—	—	931
Other assets	746,109	10,580	225	756,914

End of period assets	$756,632	$10,580	$263	$767,475

Substantially all of the Company’s goodwill was attributable to the commercial banking segment. All of the Company’s other identifiable intangible assets are attributable to the commercial banking segment. The Company evaluated its goodwill and other identifiable assets at December 31, 2007 June 30, 2008, and September 30, 2008. The Company recorded an impairment charge for goodwill at December 31, 2007 of $17.0 million and $9.4 million as of June 30, 2008, completely eliminating all recorded goodwill. No impairment was noted in the other identifiable intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of CapitalSouth Bancorp (the “Company”) and its wholly-owned subsidiary, CapitalSouth Bank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 2008 and 2007.
Business
The Company is a bank holding company established in 1990 under the name Financial Investors of the South, Inc., and incorporated under the laws of the State of Delaware. The name was changed in September 2005 to CapitalSouth Bancorp. The Bank is an Alabama banking corporation and a member of the Federal Reserve System and it has been in continuous operation since 1975. The Bank is headquartered in Birmingham, Alabama, and operates 12 full service banking offices located in metropolitan Birmingham, Montgomery and Hunstville, Alabama, and Jacksonville, Florida. The Bank operates a wholesale residential mortgage loan subsidiary, Mortgage Lion, Inc., in Fitzgerald, Georgia. The Company also serves the needs of the Latino population in Birmingham, Alabama through “Banco Hispano.”
Overview
Results for the three and nine month periods ended September 30, 2008 continue to reflect difficult market conditions. The Company reported a net loss of $5,292,000, or $1.27 per diluted share, in the third quarter of 2008 and a net loss of $21,365,000, or $5.14 per diluted share, for the nine months ended September 30, 2008. The primary component of the Company’s loss for the quarter resulted from a deferred tax asset valuation adjustment. The Company provided a valuation allowance against its deferred tax assets in the amount of $5,540,000 as a result of the net operating loss in conformity with SFAS No. 109, Accounting for Income Taxes. Per share amounts for the third quarter and first nine months of 2008 also reflect an increase of 30% for the third quarter of 2008 compared to the same period in 2007 in the number of weighted average diluted shares outstanding primarily due to shares issued in the Company’s September 2007 acquisition of Monticello Bancshares. For the nine months ended September 30, 2008, our results include increases in interest income and noninterest income largely due to an expansion in the Company’s loans and core deposits due to the Monticello acquisition compared with the same period in 2007. In addition, the Bank booked a $9,363,000 goodwill impairment charge in the second quarter of 2008. Year-to-date September 30, 2008, the Company has recorded $10,057,000 in provision for loan losses compared with $1,386,000 for the same period in 2007. This increase in provision is reflective of the impact of the current credit and real estate crisis on the quality of the Company’s loan portfolio.
The Company reported a 9.33% decrease in total assets at September 30, 2008 compared to December 31, 2007. Total assets at September 30, 2008 were $695,890,000, compared to $767,475,000 at December 31, 2007. The decrease in total assets was mainly attributable to a strategic decline in the loan portfolio resulting from the shift away from real estate construction and acquisition and development loans. The Company also recorded an additional goodwill impairment charge during the nine month period and significantly increased the allowance for loan losses. The Company’s loan portfolio totaled $560,806,000 at the end of the third quarter of 2008, down 9.85% from $622,111,000 at December 31, 2007. Deposits increased from $593,344,000 at December 31, 2007 to $610,639,000 at September 30, 2008. The decline in loans and growth in deposits resulted in a $62,898,000 decline in federal funds purchased for the nine months ended September 30, 2008. The Bank is currently in a federal funds sold position, further improving on-balance sheet liquidity. Stockholders’ equity at September 30, 2008, totaled $24,180,000, down 48.00% from $46,500,000 at December 31, 2007. Book value per share was $5.81 at September 30, 2008, versus $11.20 at year end 2007. The decline in stockholders’ equity resulted from the year-to-date net loss the Company has experienced during the first nine months of 2008, due primarily to the goodwill impairment charge, the valuation allowance for deferred taxes, and additional loan loss provision expense. Tangible book value per share decreased to $5.63 per share at September 30, 2008, from $8.66 at December 31, 2007.
GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures
The information set forth above contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States (GAAP). These non-GAAP financial measures are “net income before goodwill impairment charges to average assets,” “net income before goodwill impairment charges to average equity,” “return on average tangible equity,” “return on average tangible assets,” “net income before goodwill impairment charges to average tangible equity,” “average tangible equity to average tangible assets,” “net income before goodwill impairment charges to average tangible assets” and “tangible book value per share.” Our management uses these non-GAAP measures in its analysis of CapitalSouth’s performance.
“Net income before goodwill impairment charges” is defined as net income less the effect of the non-cash goodwill impairment charge. “Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets. “Return on average tangible assets” is defined as earnings for the period divided by average assets reduced by average goodwill and other intangible assets. Our management includes these measures because it believes that they are important when measuring CapitalSouth’s performance against entities with varying levels of goodwill and other intangibles. These measures are used by many investors as part of their analysis of the Company’s performance.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands, except per share amounts)
Book value of equity	$24,180	$62,551	$24,180	$62,551
Intangible assets	745	28,825	745	22,825

Book value of tangible equity	$23,435	$33,726	$23,435	$33,726

Average assets	$712,346	$578,522	$744,642	$524,890
Average intangible assets	786	5,978	7,191	2,861

Average tangible assets	$711,560	$572,544	$737,451	$522,029

Return on average assets	(2.96%)	0.19%	(3.83%)	0.48%
Effect of average intangible assets	0.00%	0.00%	(0.04%)	0.00%

Return on average tangible assets	(2.96%)	0.19%	(3.87%)	0.48%

Average equity	$30,007	$46,852	$41,357	$43,830
Average intangible assets	786	5,978	7,191	2,861

Average tangible equity	$29,221	$40,874	$34,166	$40,969

Return on average equity	(70.15%)	2.33%	(69.01%)	5.73%
Effect of average intangible assets	(1.90%)	0.35%	(14.52%)	0.40%

Return on average tangible equity	(72.05%)	2.68%	(83.53%)	6.13%

Average equity to average assets	16.76%	32.13%	7.42%	11.16%
Effect of average intangible assets	(0.42%)	(3.81%)	(1.23%)	(0.67%)

Average tangible equity to average tangible assets	16.34%	28.32%	6.19%	10.49%

Net (loss) income before goodwill impairment charge	$(5,292)	$276	$(12,002)	$1,879
Goodwill impairment charge	—	—	9,363	—

Net (loss) income	$(5,292)	$276	$(21,365)	$1,879

Per common share:
Book value	$5.81	$15.45	$5.81	$15.45
Effect of intangible assets	0.19	7.12	0.19	7.12

Tangible book value	$5.63	$8.33	$5.63	$8.33

percentages are annualized
Critical Accounting Policies
The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses, valuation of other real estate owned, deferred tax valuation, and goodwill impairment are accounting policies applied by the Company which are deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties and are susceptible to change. If different conditions exist or occur, depending upon the magnitude of the changes, our actual financial condition and financial results could differ significantly.

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments in value are recorded as a component of non-interest expense.
With the deterioration of goodwill and the subsequent write-down of all remaining goodwill on the Company’s balance sheet, goodwill impairment ceased to be a critical accounting policy for the Company after the second quarter of 2008. For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies and Estimates” on page 31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Developments
Effective November 4, 2008, the Company and the Bank consented to the issuance of a formal enforcement action by the Board of Governors of the Federal Reserve System and the Alabama State Department of Banking in the form of a Cease and Desist order to the Company and the Bank. The Company has already begun taking steps consistent with meeting these requirements. The order provides that:
•	we are required to provide an acceptable capital plan for the Company and the Bank, which we anticipate will require us to raise additional capital;

•	our ability to incur indebtedness, pay subordinated indebtedness or purchase or redeem any capital stock at the holding company level will require regulatory approval;

•	we are required to retain an independent party or staff to provide ongoing review of loans;

•	we are required to provide plans to strengthen oversight of management; to assess management and staffing needs, qualifications and performance, particularly in loan underwriting, credit administration, work-out, other-real-estate-owned disposition, and asset/liability management; to strengthen credit practices in these areas, and to revise lending and credit administration policies;

•	we have limitations on renewing or extending loans to any borrower or related parties who have loans classified as loss, doubtful or substandard;

•	we are required to provide a business plan to improve earnings and overall condition for 2009;

•	we are required to provide notice in connection with appointing new directors or senior executive officers;

•	we are required to charge off or collect all assets classified as “loss” not previously charged and review and revise the Bank’s methodology for determining its allowance for loan and lease losses;

•	we are required to develop plans to improve collection of certain group of loans;

•	we may not pay or declare dividends by the Company without prior regulatory approval; and

•	regulatory authorities reserve the right to impose additional limitations, requirements or restrictions on the Company and the Bank.
The foregoing description of the cease and desist order is qualified in its entirety by reference to the cease and desist order issued to the Company and the Bank, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.
The Company has filed a registration statement for a rights offering for shares of its common stock. The registration statement relating to these securities has been declared effective by the Securities and Exchange Commission. The Company anticipates closing the rights offering prior to year end. Any shares of common stock remaining following expiration of the rights offering will be offered to the public at the $2.00 per share subscription price. The public reoffer of remaining shares is set to expire on January 20, 2009.
In consideration of current conditions in the mortgage industry and the overall economy, CapitalSouth Bank has decided to close its subsidiary Mortgage Lion, Inc. The Bank expects the process of closing Mortgage Lion to be complete by year end.

Financial Condition
Investment Securities and Federal Funds Sold
Investment securities totaled $77,555,000 at September 30, 2008 and $83,027,000 at December 31, 2007. The following table shows the amortized cost of the Company’s securities by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the tax equivalent yields for each maturity range.
Maturity of Investment Securities — Amortized Cost
September 30, 2008

	Less than	One year to	Five years to	More than
	one year	five years	ten years	ten years	Total
U. S. Government agency securities	$1,999,361	$24,991,505	$15,824,480	$1,139,065	$43,954,411
Mortgage-backed securities	—	7,947,773	2,302,081	1,004,342	11,254,196
Collateralized mortgage obligations	—	—	2,536,933	3,746,577	6,283,510
Municipal securities	779,856	2,251,709	10,952,562	2,175,621	16,159,748
Corporate securities	—	1,020,311	—	—	1,020,311

Total	$2,779,217	$36,211,298	$31,616,056	$8,065,605	$78,672,176

Tax equivalent yield	3.59%	3.70%	4.35%	3.93%

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Gross unrealized losses at September 30, 2008 are primarily caused by interest rate changes. The Company does not consider any other securities to be other-than-temporarily impaired. However, without recovery in the near term, such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.
All securities held are traded in liquid markets. As of September 30, 2008, the Company owned securities from four issuers in which the aggregate book value from these issuers exceeded 10% of stockholders’ equity. As of September 30, 2008, the book value and fair value of the securities from each of these issuers was as follows:

	Book Value	Fair Value
Federal National Mortgage Association	$18,433,551	$18,319,721
Federal Home Loan Mortgage Corporation	12,808,295	12,840,096
Federal Home Loan Bank	18,760,477	18,480,580
Federal Farm Credit Banks	7,743,218	7,431,368
At September 30, 2008, the Company had $5,652,000 in federal funds sold compared with $230,000 in federal funds sold at December 31, 2007.
Loans
Total loans were $560,806,000 at September 30, 2008, a decrease of $61,305,000, or 9.9%, over total loans of $622,111,000 at December 31, 2007. Due to the general deterioration in the real estate sector, the Company has tightened its credit criteria for loans secured by real estate. The Company is no longer approving new acquisition and development loans on speculative projects. The Company is actively reducing its concentration of construction loans and land acquisition and development loans. Accordingly, the Company has reduced balances outstanding in these type loans by $52,314,000, or 26.6%, since year-end.

The following table details the change in the loan portfolio composition, including loans held-for-sale, for the periods ending September 30, June 30, and March 31, 2008 and December 31, 2007:

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollar amounts in thousands)
Construction and land development	$144,144	25.53%	$168,491	28.43%	$186,819	30.31%	$196,458	31.21%
Farmland	8,175	1.45	7,871	1.33	10,573	1.72	7,909	1.26
1-4 family residential	134,438	23.81	134,768	22.74	138,080	22.40	144,520	22.96
Multifamily	25,155	4.45	25,657	4.33	29,155	4.73	30,009	4.77
Nonfarm nonresidential	150,199	26.60	148,396	25.04	140,534	22.80	141,240	22.44
Commercial & industrial	94,168	16.68	99,665	16.82	103,414	16.78	101,652	16.15
Consumer	8,422	1.49	7,733	1.30	7,779	1.26	7,742	1.23

Total loans & loans held-for-sale	$564,701	100.00%	$592,581	100.00%	$616,354	100.00%	$629,530	100.00%

Asset Quality
Management’s policy is to maintain the allowance for loan losses at a level deemed adequate to absorb probable credit losses from identified and otherwise inherent risks in the loan portfolio as of the balance sheet date. In assessing the adequacy of the allowance, management ensures periodic detailed reviews are performed on its loan portfolio to ascertain its overall quality and its repayment ability. Current accounting standards require that loan losses be recorded when management determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. This requires management to predict borrowers’ likelihood or capacity to repay along with distinguishing between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific losses may actually occur. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.
Loan portfolio reviews to assess overall loan portfolio quality and repayment ability are coordinated between staff independent of the lending function and an experienced loan review company. The review results are taken into consideration by the credit administration department who is charged with analyzing the adequacy of the allowance for loan losses. The methodology used to determine the adequacy of the allowance for loan losses includes the loan review results along with the following:
•	Specific known risks;

•	Historic loan loss experience;

•	Adverse situations that may affect a borrower’s ability to repay;

•	The status and amount of past due and nonperforming loans;

•	Underlying estimated values of collateral securing loans;

•	Current and anticipated economic conditions; and

•	Other factors which management believes affect the allowance for loan losses.
Each month credit administration presents the results of the allowance for loan losses analysis to our subsidiary bank’s board of directors. Included in the presentation is a recommendation of a loan loss provision amount necessary to maintain the allowance for loan losses at an adequate level.
Management holds weekly meetings to review problem credits with the respective loan officers. Changes in the markets and the borrower’s status are discussed. These updates are utilized in our evaluation of the adequacy of specific reserves established on these credits and in the determination of the appropriate means for resolving the problem credit.
During the third quarter, the bank expanded the historical loss component of its allowance for loan losses analysis to include historical losses of peer banks located in its markets. Banks chosen as peer banks exhibited loan portfolio characteristics similar to those of CapitalSouth. This was done to better reflect the current economic conditions regarding this component in the overall analysis due to CaptialSouth’s average net loss to average total loans for the three years ending December 31, 2008 was .07% compared to the peer banks of 0.21% for the same time period.
While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
All loans have a risk grade assigned at the time the loan is booked. These risk grades are evaluated periodically for appropriateness based on the performance of the borrower and as new financial and other information is obtained on the borrower. Loans with acceptable or passing risk grades are segmented based on similar credit risk characteristics and evaluated on a pool basis. For a loan to a borrower with an unacceptable risk grade, substandard, doubtful or loss, an individual allowance evaluation is made and a specific allowance is assigned. Accordingly, changes in classifications of a loan may change the amount of the allowance allocated for that loan. The allowance for loan losses is replenished through provisions to loan losses charged against earnings. As a result, variations in the allowance directly affect our earnings.
The Company recorded annualized net charge-offs, as a percentage of average loans, of 1.02% in the third quarter of 2008 compared with net recoveries of 0.01% in the third quarter of 2007 and 0.95% in net charge-off’s year to date compared with 0.01% net recoveries year to date 2007. Approximately 40.9% of the charge-offs taken in the first nine months of 2008 were associated with marking assets to market value as they moved to be categorized as Other Real Estate Owned (“OREO”) based on updated valuations. We have experienced a marked increase in the level of nonperforming assets during the nine month period ended September 30, 2008. Accordingly, management reacted swiftly to strengthen the allowance for loan losses. The rate of increase in nonperforming assets slowed during the third quarter of 2008 as compared with prior periods and, therefore, the need for an increase in the provision for loan losses was lessened. In evaluating the adequacy of the allowance for loan losses, the Company continues to update external appraisals on the properties underlying the nonperforming loans and thus provide additional reserves as needed for collateral deficiencies or changes in macroeconomic factors. Charge-offs reduce the allowance balance and accordingly have an impact on the calculation of the adequacy of the allowance. We determine the required allowance based on the composition of the loan portfolio, its classifications, any known collateral deficiencies, past due status and general economic conditions. We provide for any shortfall in the calculated allowance compared to our recorded allowance for loan losses through the provision for loan losses. The Company’s loan loss provision was $10,057,000 in the nine months ended September 30, 2008 compared with $1,386,000 provided in the same period for 2007 based on updated collateral valuations and general market conditions, off-set by declines in the balance of loans outstanding. The allowance for loan losses was 2.61% of total period-end net loans and 40.4% of period-end nonperforming loans as of September 30, 2008, compared with 2.73% and 45.3% respectively, at June 30, 2008. Based on current appraisal valuations and other valuation data, the Company believes that reserves are adequate to absorb future losses in the loan portfolio.
Analysis of Changes in Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007
	(Dollar amounts in thousands)
Allowance for loan losses:
Beginning of period	$8,876	$4,329	$4,329
Provision for loan losses	10,057	1,386	3,516

Sub-total	18,933	5,715	7,845

Charged-off loans:
Real estate loans	835	—	319
Installment loans	301	20	26
Commercial loans [1]	3,187	1	—
Other loans	—	—	148

Total charged-off	4,323	21	493

Recoveries of charged-off loans
Real estate loans	—	21	20
Installment loans	28	24	31
Commercial loans [1]	17	11	11

Total recoveries	45	56	62

Net charged-off (recovered) loans	4,278	(35)	431
Acquired allowance for loan losses	—	1,462	1,462

Allowance for loan losses — end of period	$14,655	$7,212	$8,876

As a percentage of year-to-date average loans:
Net loans charged-off (annualized)	0.95%	(0.01)%	0.09%
Provision for loan losses (annualized)	2.23	0.45	0.75

[1]	Commercial loans include both commercial real estate loans and commercial and industrial loans.

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
The following table shows the specific loan loss reserve allocated to each loan type and current estimated value of the real estate collateral:

	September 30, 2008
		Allocated
	Loan	Allowance for	Current
	Balance	Losses	Estimated Value
	(Dollar amounts in thousands)
Nonaccrual loans:
Residential acquisition and development	$13,932	$1,998	$15,154
Residential construction	5,458	867	6,989
Single family residential real estate	5,012	921	7,027
Commercial construction	3,645	661	4,479
Commercial acquisition and development	2,575	727	1,223
Owner-occupied commercial real estate	1,246	37	1,707
Non-owner occupied commercial real estate	777	190	3,040

Total nonaccrual real estate secured loans	32,645	5,401	$39,619

Commercial	3,025	553
Consumer	130	50

Total nonaccrual loans	$35,800	$6,004

During the third quarter, non-performing assets increased to $47,893,000, or 8.4%, of period-end loans and other real estate, up from $8,096,000, or 1.3%, in the year-earlier quarter and from $17,430,000, or 2.8%, in the fourth quarter of 2007. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across the Company’s markets since the latter half of 2007. The increase in non-performing assets in the third quarter of 2008 versus the third quarter of 2007 also reflected $4.6 million in non-performing assets associated with the Monticello acquisition which were recorded at their estimated fair values as part of the purchase accounting adjustments, which were below their original book value and accordingly had no additional reserve allocated at that time.
At September 30, 2008, the Company’s nonperforming loan portfolio was 96.2% secured by real estate. These loans have a current loan-to-value ratio of 82.4% based on updated collateral valuations. Our allocated reserves lower the Company’s overall exposure to 68.8% of the current collateral value. Of the total real estate secured nonperforming loans, we have 3.4% secured by owner-occupied commercial real estate and 13.8% secured by single family residential real estate. Owner-occupied loans are not subject to the same level of risk as other commercial real estate loans in the current real estate environment due to the source of repayment coming from other sources and not the ultimate liquidation of the collateral. Loans secured by income producing commercial property are subject to real estate market risk factors, such as rental rates and vacancy rates that can affect the ability of the property to generate sufficient income to support the loan. Additionally, loans that require liquidation of collateral to satisfy the loan are impacted severely by the market downturn in the real estate sector.
Prior to 2007, CapitalSouth historically had a very low level of nonperforming assets. The Company has a long history of low levels of charge-offs and nonperforming loans. Accordingly, the allowance level in prior years has grown primarily as a result of growth in the portfolio, not due to nonperforming loans. Beginning in the fourth quarter of 2007, our nonperforming assets increased dramatically over historical levels, as evidenced by the increase in nonaccrual loans from a balance of $6,584,000 at September 30, 2007 to $35,800,000 at September 30, 2008. Due to the underlying value of the real estate collateral on the nonperforming loans, additional provision was required but not at the percentage levels in prior years, as most of the allowance in prior years was for the performing portfolio. Historically, loans have been reviewed for placement on nonaccrual status when the loan approached 90 days past due, unless we had knowledge of other information that indicated the collection of interest due was not likely.

The following table shows the Banks historical nonperforming assets:

	September 30,	As of December 31,
	2008	2007	2006	2005	2004
	(Dollar amounts in thousands)
Nonaccrual loans (1)	$35,800	$13,914	$1,661	$1,684	$1,299
Troubled debt restructures	477	—	—	—	—
Other real estate owned and repossessions (2)	11,616	3,516	508	111	381

Total nonperforming assets	$47,893	$17,430	$2,169	$1,795	$1,680

Allowance for loan losses as a percent of period-end loans	2.61%	1.43%	1.15%	1.18%	1.24%
Allowance for loan losses as a percent of period-end nonperforming loans	40.40%	63.79%	260.63%	228.95%	246.34%

(1)	Includes $4.7 million acquired in the Monticello transaction in 2007.

(2)	Includes $1.0 million acquired in the Monticello transaction in 2007.
During the third quarter of 2008 an independent third party evaluation of the Bank’s mortgage loan portfolio was completed. This portfolio was one acquired by the Bank in its 2007 purchase of Monticello Bank. The purpose of the evaluation was to determine the mortgage loan portfolio’s overall condition. Based on industry standards and performance history, the independent review findings indicated it was of “average to above average” quality. The scope of the review included 28.80% of the total mortgage notes equaling $24,666,002 or 34.45% of the total portfolio balances. The review criteria used in the evaluation of an individual mortgage loan included debt to income ratios, loan to value ratios, consumer credit bureau scores, past due history, and geographic location. Upon completion of a review, each note was assigned a risk rating. Each risk rating was assigned a specific allocation for the allowance for loan losses. Upon additional consideration, management determined the entire portfolio should be evaluated in the same manner. This review was also completed during the quarter resulting in 100% of the mortgage loan portfolio being reviewed in a consistent manner against criteria established by an independent third party.
CapitalSouth severely limited and substantially eliminated any new residential speculative construction loans and residential construction and development loans through the implementation of very strict underwriting standards and increased approval requirements in response to a weakening real estate market. Additionally, the Company has been focusing more on its Commercial and Industrial (C&I) production with the latest additions to the production staff coming from experienced C&I lenders.
During the three and nine month period ended September 30, 2008, the Bank transferred $4,831,000 and $13,958,000, respectively, to OREO. During these same time periods, the Bank has liquidated OREO totaling $3,271,000 for the quarter and $5,124,000 year to date of its OREO. During the nine month period ended September 30, 2008, updated appraisals resulted in $1,143,000 in OREO write-downs. However, in the three month period ended September 30, 2008, the Company only recognized $50,000 in OREO write-downs.
Nonperforming assets grew a modest 5.50% in the third quarter compared with June 30, 2008. The Bank is also reporting a decline of 25.1% in loans 30 days past due, excluding nonaccrual loans, compared to June 30, 2008. These factors are early positive indicators of a potential stabilization of the real estate sector in our market areas. However, residential real estate secured loans located in Florida, where the foreclosure process is a judicial process, slows our ability to foreclose and ultimately liquidate this collateral.

The following table represents the composition of the Company’s nonperforming assets by type of collateral as of September 30, June 30, 2008, and March 31, 2008:

	September 30,	June 30,	March 31,
	2008	2008	2008
	(Dollar amounts in thousands)
NONPERFORMING ASSETS
Nonaccrual loans:
Residential acquisition and development	$13,932	$13,961	$11,300
Residential construction	5,458	4,395	5,237
Single family residential real estate	5,012	4,918	2,951
Commercial construction	3,645	3,631	2,196
Commercial acquisition and development	2,575	3,638	1,892
Owner-occupied commercial real estate	1,246	1,187	1,836
Non-owner occupied commercial real estate	777	887	1,402
Commercial	3,025	2,537	1,572
Consumer	130	130	20

Total nonaccrual loans	35,800	35,284	28,406
Troubled debt restructures	477	192	—
Foreclosed properties and repossessions	11,616	9,916	6,694

Total nonperforming assets	47,893	45,392	35,100
As a % of loans, net and foreclosed properties and repossessions	8.59%	7.79%	5.68%
Loans past due 90 days or more and still accruing	—	—	—
Nonperforming assets included in loans held for sale	—	—	—

Nonperforming assets related to loans and loans held for sale	$47,893	$45,392	$35,100

As a % of loans, net, foreclosed properties and loans held for sale	8.53%	7.74%	5.63%
Deposits and Other Borrowings
Total deposits increased by 2.91% from December 31, 2007 to September 30, 2008. The Company has focused on increasing its “on balance sheet” liquidity by increasing its core funding base and decreasing non-core funding.
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase were $30,752,000 as of
September 30, 2008, compared to $97,517,000 at December 31, 2007. The decline in our reliance on this source of funds was due to the decline in loan balances and growth in core deposits.
The following table details the maturities and rates of our term borrowings from the Federal Home Loan Bank of Atlanta as of September 30, 2008:

Borrow					Repricing	Maturity
Date	Principal		Term	Rate	Frequency	Date
10/01/1998	$3,000,000		10 years	4.940	Fixed	10/01/2008
06/27/2007	3,200,000	[1]	3 years	5.110	Fixed	06/28/2010
09/29/2008	5,000,000		2 Years	3.600	Fixed	09/29/2010
03/24/2006	3,000,000		7 years	4.580	Fixed	03/25/2013
04/18/2008	5,000,000		5 years	3.155	Fixed	04/18/2013
06/24/2005	10,000,000	[2]	10 years	3.710	Fixed	06/24/2015

Weighted average rate				3.965%

(1)	Carrying value of $3,226,396 due to fair value purchase accounting adjustments related to the purchase of Monticello.

(2)	Carrying value of $9,835,338 due to fair value purchase accounting adjustments related to the purchase of Monticello.
For amounts and rates of our deposits by category, see the table “Average Consolidated Balance Sheets and Net Interest Analysis on a Fully Tax-Equivalent Basis” under the sub-heading “Net Interest Income.”

Subordinated Debentures
The Company wholly owns four Delaware statutory trusts; Financial Investors Statutory Trust I, Financial Investors Statutory Trust II, CapitalSouth Bancorp Statutory Trust I, and Monticello Statutory Trust II. These unconsolidated subsidiaries issued approximately $15.5 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of September 30, 2008, $8.3 million of the notes payable to the trusts was classified as Tier 1 Capital for regulatory purposes. The Company has elected to defer interest payments on trust preferred securities in order to preserve capital. We have the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for these securities were intended to provide us with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets. For regulatory purposes, the trust preferred securities represent minority investments in unconsolidated subsidiaries, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total core components of capital. According to FASB Interpretation No. 46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), the trust subsidiaries must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. The Company will take these changes into consideration as it continuously monitors its capital plan.
Liquidity
Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, or other cash demands and disbursement needs, and otherwise to operate on an ongoing basis.
The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. Through our banking offices, we offer a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally assists in the retention of maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. These actions include borrowing from the Federal Home Loan Bank of Atlanta and existing correspondent banks, selling or participating loans, and the curtailment of loan commitments and funding. At September 30, 2008, our liquid assets, represented by cash and due from banks, federal funds sold and available-for-sale securities, totaled $61.9 million. Additionally, we had available to us $5.0 million in a secured line of credit with our primary correspondent bank and additional borrowing availability at the Federal Home Loan Bank of Atlanta of approximately $58.5 million. Additionally, the Bank has borrowing availability established at the Federal Reserve. We believe these sources of funding are adequate to meet anticipated funding needs. Management meets on a weekly basis to review sources and uses of funding to determine the appropriate strategy to ensure an appropriate level of liquidity. We have increased our focus on the generation of core deposit funding to supplement our liquidity position. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals.
The Company has elected to defer interest payments on its trust preferred securities in an effort to decrease demands on cash. These payments may be deferred under the agreement for 20 consecutive quarters. During this deferral period, the Company would be precluded from entering into any new trust preferred security issue and accordingly does have this vehicle as a current source of liquidity.
As detailed in Note 11 to the financial statements, the Company is currently in technical default on the covenants contained in its line of credit for which the Company has obtained a written waiver. Accordingly, additional borrowings under this line of credit are not available to the Company as a source of liquidity.

Our regular sources of funding are from the growth of our deposit base, repayment of principal and interest on loans, the sale of loans and the renewal of time deposits. The following table reflects the contractual maturities of our term liabilities as of September 30, 2008. The amounts shown do not reflect any early withdrawal or prepayment assumptions.

		One year	Over one to	Over three	More than
	Total	or less	three years	to five years	five years
	(Dollar amounts in thousands)
Certificates of deposit (1)	$440,682	$372,360	$55,175	$13,077	$70
Securities sold under agreement to repurchase	1,691	1,691	—	—	—
FHLB borrowings	29,061	3,000	8,226	8,000	9,835
Operating lease obligations	3,534	389	657	486	2,002
Junior subordinated debentures (2)	16,007	—	—	—	16,007
Notes payable	7,580	2,950	3,130	1,500	—

Total	$498,555	$380,390	$67,188	$23,063	$27,914

(1)	Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

(2)	The junior subordinated debentures consist of $5,000,000 that may be redeemed at anytime at the Company’s option with appropriate notice prior to the dividend payment dates, $3,000,000 that may be redeemed after December 15, 2009, $2,500,000 that may be redeemed after September 15, 2010 and $5,000,000 that may be redeemed after August 24, 2012.
Capital Resources
The following table compares the required capital ratios to the actual capital ratios maintained by the Company and the Bank. The total capital to risk adjusted assets ratio was below “well capitalized” at September 30, 2008 for the Company and the Bank. The Company’s Tier 1 capital to risk adjusted assets ratio also was below “well capitalized” at September 30, 2008. The lower actual capital ratios for September 30, 2008 and December 31, 2007 reflect the impact of the Monticello acquisition and increased provision expense. The acquisition of Monticello closed on September 14, 2007. Additionally, the Company recognized a $5,540,000 reserve on its deferred tax asset. The Bank is precluded from accepting brokered deposits or receiving brokered deposits until it returns to a well capitalized status. Additionally the Bank is subject to higher FDIC premiums while it is categorized as below “well capitalized”.

			Actual
	Well	Adequately	CapitalSouth	CapitalSouth
	Capitalized	Capitalized	Bancorp	Bank
September 30, 2008
Tier 1 capital to risk adjusted assets	6.0%	4.0%	5.7%	8.2%
Total capital to risk adjusted assets	10.0	8.0	8.3	9.5
Tier 1 capital to average assets	5.0	4.0	4.6	6.5

December 31, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	8.2%	9.2%
Total capital to risk adjusted assets	10.0	8.0	9.4	10.5
Tier 1 capital to average assets	5.0	4.0	6.5	7.4

September 30, 2007
Tier 1 capital to risk adjusted assets	6.0%	4.0%	7.9%	9.0%
Total capital to risk adjusted assets	10.0	8.0	9.1	10.2
Tier 1 capital to average assets	5.0	4.0	9.0	10.3
The Company has taken several steps to bring the capital ratios for the Company and the Bank back to a “well capitalized” position. These steps include shrinking the balance sheet, discontinuing the payment of dividends to shareholders and raising additional capital through a rights offering to current shareholders and other interested investors. As of September 30, 2008, the Company has no material commitment to make additional capital expenditures.
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
Our maximum exposure to credit risk for unfunded loan commitments and standby letters of credit at September 30, 2008 was as follows (amounts in thousands):

Commitments to extend credit	$65,415
Standby letters of credit	457
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
In connection with wholesale mortgage loan production activities, the Company routinely enters into short-term commitments to fund residential mortgage loans. This is commonly referred to as interest rate locks. The Company utilizes forward sales commitments to economically mitigate the risk of potential decreases in the value of the loans that would result from the exercise of the loan commitments. The notional amounts of these mortgage loan origination commitments and the related forward sales commitments were approximately $9.5 million at September 30, 2008. The fair value of the origination commitments was a loss of approximately $17,000 at September 30, 2008, and the fair value of the forward sales commitments was a loss of approximately $24,800 at September 30, 2008.
Results of Operations
Net Interest Income
Net interest income for the third quarter of 2008 decreased to $3,906,000 from $4,648,000 in the year-earlier period, reflecting primarily a decrease in interest-earning assets due to the strategic shrinking of the balance sheet and the impact of nonaccrual loans. Net interest margin declined in the third quarter to 2.39% versus 3.44% in the same quarter last year due to the impact of the decline in the prime rate, change in the mix of our funding sources, as well as the increase in nonperforming assets. Interest income reversed or foregone on nonperforming loans reduced third quarter 2008 net interest margin by 50 basis points. For the first nine months of 2008, net interest income increased slightly to $12,925,000 from $12,852,000 in the prior-year period. Net interest margin declined in the first nine months of 2008 to 2.55% from 3.51% in the same period last year. Interest income reversed or foregone on nonperforming loans reduced net interest margin by 49 basis points in the first nine months of 2008. Management believes margin pressure will continue throughout the year due to the impact of nonperforming loans and pressure on deposit pricing due to liquidity concerns in the general market.
Total interest income for the quarter ended September 30, 2008 was $9,472,000, a decrease of $926,000, or 8.9%, compared to the same quarter last year. Average earning assets increased 22.1% for the three month period ended September 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for most of the increase. Total interest income for the nine months ended September 30, 2008 was $31,245,000, an increase of $3,092,000, or 11.0%, compared to the same period last year. Average earning assets increased 39.6% for the nine month period ended September 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for a majority of the increase. Approximately 51.1% of the Company’s loans are tied to variable rate indices and, accordingly, the income recognized on these loans fluctuates with changes in the market rate of interest. The average prime rate for the three and nine month periods ended September 30, 2008 was 5.00% and 5.44%, respectively, compared to 8.18% and 8.23%, respectively, for the same periods in 2007.
Total interest expense was $5,565,000 for the third quarter of 2008, or a 3.2% decrease compared to the same period in 2007. This decrease in interest expense was due to falling interest rates and the Bank’s ability to reprice deposit liabilities while increasing average interest bearing liabilities by $148.6 million, or 31.7%, for the three months ended September 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for the majority of the increase in balances. The largest average balance increases were in time deposits under $100,000 and FHLB advances. For the nine month period ending September 30, 2008, interest expense was $18,320,000, a 19.7% increase compared to the same period in 2007. This increase in interest expense was due to the $217.9 million, or 51.8%, increase in average interest bearing liabilities for the nine months ended September 30, 2008 as compared to the same period in 2007. The acquisition of Monticello accounted for the majority of the increase in balances. The rate paid on interest-bearing liabilities decreased from 4.86% and 4.87% for the three and nine months ended September 30, 2007, respectively, to 3.58% and 3.84%, respectively, for the same periods in 2008 reflecting the impact of the decreases in market rates due to a lower fed funds rate and a shift to more rate sensitive funding sources.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis
For the Three Months Ended September 30, 2008 and 2007

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$575,620	$8,574	5.93%	$462,081	$9,502	8.16%
Investment securities (1)	80,915	913	4.49	78,347	895	4.53
Other earning assets	11,227	82	2.91	6,463	90	5.52

Total earning assets	667,762	9,569	5.70	546,891	10,487	7.61

Other assets	44,584			31,631

Total assets	$712,346			$578,522

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$124,946	$751	2.39	$161,037	$1,656	4.08
Savings deposits	4,289	8	0.74	3,416	4	0.46
Time deposits < $100,000	350,726	3,461	3.93	206,047	2,696	5.19
Time deposits > $100,000	67,477	682	4.02	39,050	506	5.14
State of Alabama time deposits	6,030	26	1.72	6,030	70	4.61
Federal funds purchased	10,216	61	2.38	29,966	417	5.52
FHLB advances	28,886	311	4.28	10,904	173	6.29
Repurchase agreements	1,480	7	1.88	997	4	1.59
Subordinated debentures and other long-term debt	23,786	258	4.32	11,791	224	7.54

Total interest-bearing liabilities	617,836	5,565	3.58	469,238	5,750	4.86

Net interest spread		$4,004	2.12		$4,737	2.75

Noninterest-bearing demand deposits	$59,396			$57,916
Accrued expenses and other liabilities	5,107			4,513
Stockholders’ equity	30,496			47,380
Unrealized gain / (loss) on securities	(489)			(525)

Total liabilities and stockholders’ equity	$712,346			$578,522

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.27			0.69

Net interest margin			2.39%			3.44%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

CAPITALSOUTH BANCORP AND SUBSIDIARIES
Average Balance Sheet and Net Interest Analysis on a Fully Tax-Equivalent Basis
For the Nine Months Ended September 30, 2008 and 2007

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands)
Assets
Earning assets:
Loans, net of unearned income	$601,269	$28,346	6.30%	$412,589	$25,414	8.24%
Investment securities (1)	85,835	2,948	4.59	78,887	2,698	4.57
Other earning assets	8,674	295	4.54	6,881	283	5.50

Total earning assets	695,778	31,589	6.06	498,357	28,395	7.62

Other assets	48,864			26,533

Total assets	$744,642			$524,890

Liabilities and shareholders’ equity
Interest-bearing liabilities:
NOW and money market accounts	$156,927	$3,086	2.63	$155,991	$4,966	4.26
Savings deposits	4,363	26	0.80	3,332	10	0.40
Time deposits < $100,000	319,557	10,373	4.34	192,537	7,485	5.20
Time deposits > $100,000	61,628	2,022	4.38	30,581	1,164	5.09
State of Alabama time deposits	6,030	103	2.28	6,030	220	4.88
Federal funds purchased	33,700	790	3.13	13,731	569	5.54
FHLB advances	30,856	1,038	4.49	7,653	350	6.11
Repurchase agreements	1,008	12	1.59	875	11	1.68
Subordinated debentures and other long-term debt	23,654	870	4.91	9,101	527	7.74

Total interest-bearing liabilities	637,723	18,320	3.84	419,831	15,302	4.87

Net interest spread		$13,269	2.22		$13,093	2.75

Noninterest-bearing demand deposits	59,455			57,235
Accrued expenses and other liabilities	6,107			3,994
Stockholders’ equity	41,300			44,299
Unrealized gain / (loss) on securities	57			(469)

Total liabilities and stockholders’ equity	$744,642			$524,890

Impact of noninterest-bearing sources and other changes in balance sheet composition			0.33			0.76

Net interest margin			2.55%			3.51%

(1)	Excludes fair market value adjustment on investment securities available-for-sale.

The following table reflects changes in the net interest margin as a result of changes in the volume and rate of interest-bearing assets and liabilities. Changes as a result of mix or the number of days in the period have been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
CAPITALSOUTH BANCORP AND SUBSIDIARIES
Change in Interest Income and Expense on a Tax-Equivalent Basis

	Three Months Ended September 30, 2008 Compared to
	Three Months Ended September 30, 2007
	Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Rate	Volume	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$(2,654)	$1,726	$(928)
Investment securities	(10)	28	18
Other earning assets	(43)	35	(8)

Total earning assets	$(2,707)	$1,789	$(918)

Interest-bearing liabilities
NOW and money market accounts	$(685)	$(220)	$(905)
Savings deposits	2	2	4
Time deposits < $100k	(660)	1,425	765
Time deposits > $100k	(111)	287	176
State of Alabama time deposits	(44)	—	(44)
Federal funds purchased	(237)	(119)	(356)
FHLB advances	(55)	193	138
Repurchase agreements	1	2	3
Other borrowings	(96)	130	34

Total interest-bearing liabilities	(1,885)	1,700	(185)

Increase (decrease) in net interest income	$(822)	$89	$(733)

	Nine Months Ended September 30, 2008 Compared to
	Nine Months Ended September 30, 2007
	Increase (Decrease) in Interest Income and Expense
	Due to Changes in:
	Rate	Volume	Total
	(Dollar amounts in thousands)
Interest-earning assets:
Loans, net of unearned income	$(5,674)	$8,606	$2,932
Investment securities	12	238	250
Other earning assets	(6)	18	12

Total earning assets	$(5,668)	$8,862	$3,194

Interest-bearing liabilities
NOW and money market accounts	$(1,904)	$24	$(1,880)
Savings deposits	10	6	16
Time deposits < $100k	(1,239)	4,127	2,888
Time deposits > $100k	(161)	1,019	858
State of Alabama time deposits	(117)	—	(117)
Federal funds purchased	(247)	468	221
FHLB advances	(92)	780	688
Repurchase agreements	(1)	2	1
Other borrowings	(192)	535	343

Total interest-bearing liabilities	(3,943)	6,961	3,018

Increase (decrease) in net interest income	$(1,725)	$1,901	$176

Provision for Loan Losses
The provision for loan losses charged to operations during the three months ended September 30, 2008 was $50,000 compared to $1,025,000 in the same period of 2007. A smaller provision resulted from the decline in loans outstanding during the quarter, offset slightly by the modest increase in nonperforming loans. Also, positively impacting third quarter’s provision was the review and risk rating of each loan in the residential mortgage portfolio acquired in the Monticello acquisition which resulted in a lower required reserve on this portfolio. For the nine month period ended September 30, 2008, the provision for loan losses was $10,057,000 compared to $1,386,000 for the same period of 2007. The increased provision for the current nine month period is due to an increase in nonperforming loans of $29,216,000 or 443% over the same period in 2007 and changes in the economy impacting our credit quality. The Company’s assessment of exposure in the loan portfolio is based on updated valuations, strategic reductions in the loan portfolio, the impact of the general weakening in the economy on our portfolio, and the impact of regulatory actions. Net loan charge-offs for the third quarter of 2008 were $1,477,000 compared to net recoveries of $16,000 for the same period in 2007. Annualized net charge-offs as a percentage of average loans were 1.02% for the three months ended September 30, 2008 compared to annualized net recoveries of 0.01% for the same period in 2007. The increase in charge-offs reflects the impact of foreclosure increases and the resulting write-down of the loans to their estimated market value previously provided for in the allowance for loan losses.
Noninterest Income
Noninterest income for the third quarter increased 2.1% to $646,000 compared with $633,000 in the year-earlier period. Higher income from the Bank’s mortgage division in the form of gains on sales of mortgage loans and other income fees offset some of the impact of the decline in investment banking and Business Capital Group income. Gains on the sale of investment securities held in the available-for-sale portfolio were taken as the Company repositioned its investment portfolio away from tax-exempt securities due to its taxable loss for the quarter and to create additional liquidity. For the nine months ended September 30, 2008, noninterest income increased 17.1% to $2,581,000 from $2,204,000 in the year-earlier period, largely due to gains on sales of mortgage loans which reflect nine months income in the current year and only a partial month in the prior year.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Percent	2007	2008	Percent	2007
Service charges on deposit accounts	$298,093	(14.92)%	$350,369	$1,073,079	11.02%	$966,563
Investment banking income, net	809	(98.46)	52,681	3,941	(98.45)	253,942
Business Capital Group loan income	—	(100.00)	76,320	90,030	(86.43)	663,302
Bank-owned life insurance	48,333	11.06	43,518	144,999	11.06	130,554
Gain on sale of mortgage loans	139,138	125.16	61,796	583,850	NM	61,796
Gain on sale of securities, net	79,222	NM	—	279,442	NM	—
Other income	79,940	65.90	48,186	405,830	217.67	127,752

Total noninterest income	$645,535	2.00%	$632,870	$2,581,171	17.12%	$2,203,909

NM	- Not Meaningful
Total service charges, including non-sufficient funds fees, were $298,000 for the third quarter of 2008, a decrease of $52,000, or 14.9%, from the same period in 2007. For the nine month period service charges, including non-sufficient funds fees, were $1,073,000, an increase of $107,000, or 11.0%, from the same period in 2007. The decrease during the third quarter is a result of changes in deposit mix to a higher concentration of certificates of deposit. At the end of the third quarter of 2008, the Company had 10,492 transaction accounts compared with 10,031 transaction accounts at the end of the third quarter 2007. We do not anticipate that this decline will continue in the fourth quarter of 2008 with the contribution of the new Alabama branches opened in the first quarter 2008 and expected improvement in the Bank’s capital position.
Business Capital Group loan income is recognized when loan sale transactions are completed and is not a monthly recurring income stream. Projects financed through our Business Capital Group occur sporadically throughout the year. The current credit and real estate crisis have had a dramatic impact on this line of business, and we did not close any Business Capital Group loan transactions during the third quarter of 2008. The gain on sale of mortgage loans reflects income recognized from the wholesale mortgage segment acquired in the Monticello transaction. Sales of loans by our Business Capital Group and wholesale marketing segment qualify for sales accounting treatment in accordance with SFAS No. 140, Accounting For Transfers and Servicing of Financial Assets, as we have “surrendered control over the transferred assets” within the definition set forth in SFAS No. 140 paragraph 9. We have effectively isolated these loans, and the loans are beyond our reach in all respects. The investor purchasing the loan has the right to pledge or maintain effective control over the loans. The sales contain no recourse provisions, and we do not retain any rights or obligations to service loans sold by our Business Capital Group and wholesale marketing segment. In consideration of current conditions in the mortgage industry and the overall economy, CapitalSouth Bank has decided to close its subsidiary Mortgage Lion, Inc. The Bank expects the process of closing Mortgage Lion to be complete by year end.
The gain on sale of securities for the three months ended September 30, 2008 reflects a gain recognized on select securities in the Bank’s available-for-sale portfolio that were sold during the quarter. The Bank recognized a gain on the sale of investment securities from the Bank’s available-for-sale portfolio and of a minority interest in another bank for the nine month period of 2008. The Bank did not sell any securities during the first nine months of 2007.
The primary factor in the increase in other income for the three months ended September 30, 2008 compared to the same period in 2007 is income from fees generated by the mortgage division acquired with the Monticello acquisition of $45,000 in 2008 compared to $0 in 2007. Other income also includes income on bank-owned life insurance which was $48,000 for the third quarter of 2008 compared to $44,000 for the same period in 2007. For the nine months ending September 30, 2008, fees generated by the mortgage division were $214,000, compared to $0 in 2007 and bank-owned life insurance was $145,000 compared to $131,000 for the same period of 2007. Life insurance with cash surrender values in the amounts of approximately $4.9 million and $4.7 million at September 30, 2008 and 2007, respectively, is available to fund payments necessary under the terms of certain existing deferred compensation and supplemental income plans maintained for the benefit of our directors and certain executive officers. This life insurance is subject to split-dollar agreements whereby death benefits under the policies will be split between CapitalSouth Bank and the designated beneficiaries of the directors and executive officers. The economic value of the split-dollar benefit is taxable to the executives and directors as part of their total compensation each year.
Noninterest Expense
Noninterest expense for the third quarter increased to $5,001,000 from $3,826,000 in the same period last year, due primarily the impact of the Monticello Bank acquisition. Noninterest expense for the third quarter of 2008 was 30.7% higher from the year-earlier quarter. This reflects the impact of the incremental costs associated with the Monticello acquisition which included the addition of two branch locations, a mortgage origination facility and 52 additional full-time equivalent employees. The Bank also opened two de novo branch offices in 2008. The Bank had higher costs in 2008 due to the addition of Monticello and the two new branches, and expenses associated with an increase in OREO. For the nine months ended September 30, 2008, noninterest expense was $25,552,000 compared with $10,861,000 in the prior-year period; excluding the impairment charge, noninterest expense increased 49.1% to $16,189,000 in the first nine months of 2008, reflecting generally the same factors that accounted for the increase in the third quarter.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Percent	2007	2008	Percent	2007
Salaries and employee benefits	$2,365,385	8.59%	$2,178,343	$7,449,064	20.25%	$6,194,753
Occupancy and equipment expense	966,574	48.92	649,070	2,823,143	62.49	1,737,391
Professional fees	326,537	7.80	302,904	1,110,205	6.17	1,045,692
Advertising	100,269	3.52	96,860	331,048	37.48	240,800
Other real estate expense	163,810	NM	24,072	1,518,532	NM	56,754
Other noninterest expense	1,078,622	87.62	574,902	2,956,702	86.45	1,585,754
Goodwill impairment	—	NM	—	9,362,813	NM	—

Total noninterest expense	$5,001,197	30.71%	$3,826,151	$25,551,507	135.26%	$10,861,144

NM	- Not Meaningful
Salaries and benefits for the three months ended September 30, 2008 increased $187,000, or 8.6%, compared to the same period in 2007. For the nine months ended September 30, 2008, salaries and benefits increased $1,254,000, or 20.2%, compared to the same period in 2007. As of September 30, 2008, the Company had 148 full time equivalent employees compared to 162 at September 30, 2007. The primary reasons for the reduction in staff are the Company’s efforts to meet the challenges of the current economic conditions by not filling vacant positions with new employees, a reduction in force, and attrition.
Occupancy and equipment expense for the three months ended September 30, 2008 increased $318,000, or 48.9% compared to the same period in 2007. For the nine months ending September 30, 2008, occupancy and equipment expense increased $1,086,000, or 62.5%, compared to the same period in 2007. These expenses were impacted substantially by the acquisition of Monticello, the opening of two de novo branches and the full year impact of the renovation of the corporate headquarters.

Professional fees for the three months ended September 30, 2008 increased $24,000, or 7.8%, compared to the same period in 2007. For the nine month period, professional fees increased $65,000, or 6.2%, compared to the same period in 2007. This increase was primarily due to additional accounting fees and consulting fees incurred in association with the analysis of potential goodwill impairment.
Advertising expenses increased $3,000, or 3.5%, for the three month period ended September 30, 2008 compared to the same period in 2007. For the nine month period, advertising fees increased $90,000, or 37.5%, compared to the same period in 2007. This increase is due to increased marketing as deposit growth has become increasingly competitive and as a result of the opening of our new locations in the Jacksonville, Florida and Huntsville, Alabama markets.
Other real estate expense for the three and nine month periods ending September 30, 2008 was $164,000 and $1,519,000, respectively. The other real estate expenses for the same periods in 2007 were $24,000 and $57,000, respectively. This expense is directly related to the increase in OREO and includes write-down of OREO value, gain or loss on the disposal of OREO, legal fees and any costs associated with the maintenance of OREO property. The amount of write-down and loss on the sale, net of OREO for the three and nine month periods ending September 30, 2008 were $105,000 and $1,321,000, respectively, compared to $17,000 and $44,000 for the same period in 2007. The Bank expects to have elevated expenses associated with its other real estate portfolio commensurate with balances outstanding.
Other expenses for the three month period ended September 30, 2008 increased $504,000, or 87.6%, compared to the same period in 2007. For the nine month period, other expenses increased $1,371,000, or 86.5%, compared to the same period of 2007. Expenses with significant increases for this comparison include Federal Deposit Insurance Corporation expense due to deposit growth and changes in our assessments under the Federal Deposit Insurance Reform Act of 2005, expenses related to OREO and communication expenses resulting from the acquisition of Monticello.
The Company recognized a goodwill impairment charge of $9,363,000 during the nine months ended September 30, 2008 due to significant adverse changes in the general business climate and its impact on the fair value of our stock. Based on our evaluation of goodwill, we determined that the remaining balance of goodwill was impaired, and accordingly eliminated all remaining goodwill from the balance sheet.
Income Taxes
The Company recorded a provision for income taxes of $4.8 million and $1.3 million for the three and nine month periods ending September 30, 2008, respectively, compared to a provision for income tax of $154,000 and $929,000 for the same periods in 2007. The effective tax rates for the three and nine month periods ending September 30, 2008 were (960.15)% and (6.28)%, respectively, and 35.86% and 33.09%, respectively, for the same periods of 2007. The 2008 rate was affected by a $5.1 million valuation allowance provided for deferred tax assets as a result of the Bank’s evaluation of impairment of the deferred taxes recorded as of September 30, 2008 in conformity with SFAS No. 109, Accounting for Income Taxes. In evaluating the positive and negative evidence to support the realization of the asset under SFAS 109, given the current credit crisis and economic conditions, there is insufficient positive evidence to support a conclusion that it is more likely than not this asset will be realized in the foreseeable future. At September 30, 2008, the net deferred tax asset principally represents amounts that can be recovered through carryback and tax planning strategies.
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
The results of the shock modeling as of September 30, 2008, indicate a decreased exposure in the level of net interest income to increases in interest rates when compared to the model as of June 30, 2008. The Company has recently extended maturities on funding sources to better protect our net interest margin. The Bank’s market value of equity is exposed to increases in interest rates. The static shock model scenarios considered changes of 100 and 200 basis points. The model assumes in the decreasing rate scenarios the existence of hypothetical floors on NOW account deposits, savings deposits and money market deposits. These floors limit the cost reductions for these deposits in a decreasing interest rate environment given the current historically low levels of market interest rates. The model also takes into consideration changing prepayment speeds for the loan and mortgage-backed securities portfolios in the varying interest rate environments.
Net Interest Income Sensitivity Summary
As of September 30, 2008

	Down	Down		Up	Up
	200 BP	100 BP	Current	100 BP	200 BP
	(Dollar amounts in thousands)
Annualized net interest income	$14,566	$15,421	$16,113	$16,890	$17,688
$ change net interest income	(1,547)	(692)		777	1,575
% change net interest income	(9.60)%	(4.29)%		4.82%	9.77%
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within time periods specified in the Securities and Exchange Commission’s rules and regulations, and such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.
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
Additional valuation allowance of our deferred tax asset would negatively impact our net earnings or loss.
We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At September 30, 2008, our net deferred tax asset was $1.4 million. During the nine month period ended September 30, 2008, we recorded a valuation allowance of $5.8 million based principally on uncertainty about our ability to generate sufficient future taxable income to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to exercise significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. If we determine that an additional valuation allowance of our deferred tax asset is necessary, we would incur a charge to earnings.
Our ability to pay dividends is limited and we suspended payment of dividends during the second quarter of 2008. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.
We continually evaluate, as part of our overall capital plan, whether to continue, reduce or eliminate our common stock dividend. The holders of our common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefore. In addition, our ability to pay dividends is restricted by federal and state laws and policies, including various regulatory restrictions with respect to dividends payable by our subsidiary bank, which is our primary source of cash flow. We have paid cash dividends to our stockholders in the past. However, due to our net loss in 2007, discretionary approval by regulatory authorities is necessary for CapitalSouth Bank to pay dividends. In April 2008, we announced our board of directors’ decision to suspend quarterly cash dividends to preserve our retained capital.
Our decision to defer interest on our trust preferred securities will likely restrict our access to the trust preferred securities market until such time as we are current on interest payments, which will limit our sources of liquidity.
Consistent with our board’s decision earlier this year to suspend the payment of dividends on our common stock in order to retain capital in a cost effective manner and improve our capital ratios, on August 18, 2008, the board elected to defer further interest payments on each of our series of junior subordinated debt securities relating to the trust preferred securities of Financial Investors Statutory Trust I, Financial Investors Statutory Trust II, CapitalSouth Statutory Trust I and Monticello Statutory Trust II (each an unconsolidated subsidiary of CapitalSouth). We have the right under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters. The deferral provisions for these securities were intended to provide us with a measure of financial flexibility during times of financial stress due to market conditions, such as the current state of the financial and real estate markets.
As a result of our election to exercise our contractual right to defer interest payments on our junior subordinated debt securities, it is likely that we will not have access to the trust preferred securities market until we become current on those obligations. This may also adversely affect our ability in the market to obtain debt financing. Therefore, we are likely to have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance our capital and liquidity position. In addition, we will be unable to pay dividends on our common stock until such time as we are current on interest payments on our junior subordinated debt securities.

Failure to remain in compliance with financial covenants in our line of credit could have a material adverse effect on our liquidity and financial condition.
In December 2007, we entered into loan agreement which provides us with a revolving line of credit of up to an aggregate amount of $5.0 million, of which $1.8 million was outstanding at September 30, 2008. The line of credit is secured by the common stock of the Bank. Our continued ability to borrow under our line of credit is subject to compliance with certain financial and non-financial covenants, which include covenants that the Bank maintains a Tier 1 Capital ratio of 7.0% and Tier 1 Capital of $55 million. As of September 30, 2008, the Bank’s Tier 1 Capital ratio was 8.2% and the Bank had Tier 1 Capital of $46.4 million. We obtained a written waiver of these financial covenants; however, our lender has the right to withdraw this waiver at any time upon written notice and, if such waiver is withdrawn, to give such written notice of acceleration of payment of the line of credit, which could have a material adverse effect on our liquidity and financial condition.
Our business strategy historically included the pursuit of a strong growth strategy, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
In light of current market conditions and capital constrictions, we are unlikely to continue our growth at historic levels in the foreseeable future. While we intend to continue pursuing a growth strategy for our business, any such growth will be carefully managed in light of current constrictions on capital levels and regulatory limitations. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new banks or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including an improvement in our regulatory status, increased capital, improved current market conditions, the availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description

10.1	Cease and Desist Order dated November 4, 2008 from the Board of Governors of the Federal Reserve and the Alabama State Banking Department

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITALSOUTH BANCORP
November 14, 2008	By:	/s/ W. Dan Puckett
W. Dan Puckett
Chief Executive Officer and Chairman of the Board of Directors

November 14, 2008	By:	/s/ Carol W. Marsh
Carol W. Marsh
Chief Financial Officer